Form 10KSB
period 1999-12-31
ELECTRONIC IDENTIFICATION INC
filed 2000-05-08
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                           (Mark One)
    [X] Annual report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1999

  [ ] Transition report pursuant to Section 13 or 15(d) of the
                           Securities
                      Exchange Act of 1934

        For the transition period from _______________ to
                        ________________


                       Commission File No.

                 ELECTRONIC IDENTIFICATION, INC.
           -------------------------------------------
         (Name of Small Business Issuer in its Charter)

                             NEVADA
    ----------------------------------- ---------------------
        (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification Number)

            411-1200 WEST PENDER STREET XXXXXXXXXXXX
      VANCOUVER, B.C.                               V6E 2S9
------------------------------------------ ---------------------
       (Address of principal executive offices) (Zip Code)

            Issuer's telephone number: (604) 684-8002

 Securities registered pursuant to Section 12(b) of the Exchange
                              Act:
                              None

     Securities registered pursuant to Section 12(g) of the
                          Exchange Act:

                   $.01 Par Value Common Stock
                ---------------------------------
                        (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes                              X   No ___

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its year ended December 31, 1999 were
$0.0

As of May 01, 2000, the aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $1.875 per share based upon the closing price per share as reported on the Nasdaq Bulletin Board over the counter Market.
There were 17,783,183 outstanding shares of the issuer's Common Stock on May 01, 2000.

FORWARD-LOOKING STATEMENTS

Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in "Item 1. Business," "Item 5. Market for Common Equity and Related Stockholder Matters," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations governing the Company's products and international trade, the ability of the Company to market successfully its products in an increasingly competitive worldwide market, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed product developments, the ability of the Company to manage growth, the general economy of the United States and the specific global markets in which the Company competes, the availability of financing from internal and external sources and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters identified in "Item 1. Business-Risk Factors" contain cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.




                           ELECTRONIC IDENTIFICATION, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999
ITEM 1.  BUSINESS                                              4
ITEM 2.  PROPERTIES                                           16
ITEM 3.  LEGAL PROCEEDINGS                                    16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  16
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     17
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                     17
ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          20
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE.                    20
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS                                                 20
ITEM 10. EXECUTIVE COMPENSATION                               20
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT                                              20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       20
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                     20


                                     PART I

ITEM 1.  BUSINESS
- -----------------

COMPANY OVERVIEW

The Company was incorporated in Nevada and is a leading developer and marketer of contactless smart ID card systems ("Smart Card(s)" or "Smart ID Card System(s)"). Generally the size of a credit card, Smart Cards add the ability and intelligence to store and process information with a computer chip embedded inside the card. Smart Cards are used in a number of corporate and government applications including (i) access to restricted areas (replacing keys and paper identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets), (iii) point of sale purchases. Smart Card technology is also used in industrial applications such as attaching a "Smart Tag" containing the Smart Card technology to a manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

The Company's Smart Cards are both "contactless" and ""batteryless" and therefore do not require the use of a magnetic stripe or insertion into a terminal as is required by contacted cards ("Contacted Card(s)"), such as credit cards and ATM cards. Contacted Cards in use today are typically limited to storing information as opposed to "intelligent" Smart Cards, which have processing capabilities similar to that of a personal computer. The Company's Smart Card System involves direct wireless radio frequency communications and magnetic induction between a chip in the Smart Card and a terminal. Moreover, the Company's contactless Smart Card Systems do not require insertion in a terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical ability and in both indoor and outdoor locations.

For consumers and providers of goods and services, the Company's Smart Cards offer the convenience and accuracy of high speed transaction processing without the requirement of carrying cash, checks or credit cards, thereby reducing the threat of theft, inventory shrinkage, and payment fraud resulting from the handling of cash or the counterfeiting of cash or credit cards. Goods and services providers do not risk loss from (i) accepting cash or checks which may be subsequently stolen from them after payment by consumers or (ii) accepting credit cards which may have been stolen prior to such payment. Consumer loss is limited because the Smart Card is programmed to be used to purchase only specific goods or services. Thus, the Smart Card is not as attractive to a thief when compared to stolen cash, checks or credit cards.

The Smart Card is designed to complement credit cards rather than replace them in that Smart Card applications involve the storage and handling of substantially more data than credit cards and can therefore be used for other applications (rather than just purchase and sale transactions) such as identification of the user, loyalty programs and other portable data functions.

The Company sells its Smart Card Systems through its own direct sales force, a combination of joint ventures and strategic alliances and selective licensing and distributorship arrangements and agreements with independent Agents in foreign countries.

Since 1998, the Company has conducted numerous demonstrations of its technology and may have the potential for implementation on a larger scale. In some cases, these demonstration phase often takes 6-12 months or longer. Examples of the Company's Smart Card demonstration projects (two of which are discussed below as representative of the Company's potential) include the following:

                        SUBSEQUENT EVENTS

Subsequent to year end, 366,667 shares of common stock of the Company were issued on settlement of $276,000 of amounts due to a stockholder.

On March 1, 2000, the Company acquired Girne Acquisition Corp. ("Girne"), a corporation organized and existing under the laws of the State of Delaware through a reorganization agreement. Under the terms of the agreement, each issued and outstanding share of common stock of Girne was exchanged pro rata for an aggregate of 1,000 shares of voting common stock of the Company $0.001 par value per share. The Company issued 300,000 shares of common stock for the acquisition of Girne, consisting of 150,000 common shares at a deemed value of $2.9375 per share and converting $150,000 of cash payable to the shareholders of Girne at a deemed value $1.00 per share into 150,000 shares of common stock. Pursuant to the reorganization agreement, the Company is the surviving corporation and will continue under its present name as a corporation in the State of Nevada.

                    DESCRIPTION OF DEMONSTRATIONS
                     ---------------------------

The Kingdom of Saudi Arabia-(Dammam):    Electronic Visa, Hajj
visa and identification cards, expatriate visa and identification cards and access control and identification for prisons.

United Arab Emirates - (Abu Dhabi) : National and Expatriate identification cards, electronic visa cards

The Kingdom of Saudi Arabia expressed interest in smart ID cards for use in the following areas:
1. Fraud proof identification of prisoners, detainees and staff in the prisons systems. The use of the company's smart cards will enable the prison authorities to monitor prisons within the facility, monitor their movements, record and track the movement of prisoners from one prison facility to another. There are a total of 92 prisons in the Kingdom of Saudi Arabia. The intent is to monitor the prisoners within each prison from a central headquarters location. All of the prisons will be integrated to a central monitoring location.
2. The use of company's Identification and visa cards for Hajj (The annual Muslim pilgrimage). Hardware and software would be installed at all major embassies throughout the world. Pilgrims would get their visas issued on the smart card at the embassies and this smart card would double as a visa card at the same time. This card would enable the bearer to enter the country for the sole purpose of attending the Hajj. When the card is issued at the embassies, the fingerprint and photo of the bearer is embedded onto the chip in the card and recorded on the integrated database residing in the Saudi Arabia. When the bearer lands in Saudi Arabia, the card is read through the use of a reader and the identity of the bearer if needed can be verified by taking another fingerprint to find a match to the fingerprint on the card. If the match is found and , the bearer is waived through, thus speeding the process at immigration. The bearer holds the card for further verification at other points at the Hajj locations if needed or required. When exiting, the bearer of the card is required to hand over the card to record on the database the exit of the person.
3. The Kingdom needs a tamper and fraud proof system of identification for the expatriates in the country. The expatriates are brought in to work on employer sponsored visas that are valid for any where from 1-3 years and can be renewed annually or longer. Our Smart cards can provide this tamper and fraud proof smart cards that identifies the person and the information resides on the database.

THE UNITED ARAB EMIRATES:
The UAE has issued Tender documents for consultancy for Identification cards for both its nationals and expatriates. The UAE requires 2 identification cards one for the nationals and the other for the expatriates. The company's cards will be fraud proof and tamperproof. These cards will be used to identify the person, have their identification on the national database. The expatriates will probably have an expiry date on their cards and will probably specify what benefits they are or are not entitled to as compared to the nationals. There may also be a requirement for the company's smart cards to serve as e-visas between the AGCC countries.

SMART CARD INDUSTRY OVERVIEW

Smart Card products, including the Company's Smart Card (collectively referred to as "generic smart cards"), are typically the size of a plastic credit/debit card containing an integrated circuit chip ("chip") which can process and store information. Today's generic smart cards typically have the processing power of an early 1980's vintage personal computer, minus a keyboard, display and power supply. Because generic smart cards are really portable computers, they can be programmed to perform virtually any function which can be implemented by software in the available memory space. Generic smart cards benefit directly from ongoing advances in semiconductor technology making available continuously increasing performance and features at declining cost.

There are two basic types of generic smart cards, memory cards and microprocessor cards, each of which can interface between the generic smart card and a terminal on a contacted or contactless basis. Memory cards are typically used to store and retrieve information only and do not have the capability of performing complex processing of information. Microprocessor cards are true "smart" cards in that they contain a central processing unit within a chip which can perform a number of functions, including complex arithmetic operations required for security. In excess of 90% of all generic smart cards sold in 1995 were memory cards with contacted interfaces requiring alignment and insertion of the generic smart card into a terminal to complete an electrical circuit with the metal contacts on the surface of the card. While contacted generic smart cards have found broad use in high volume, cost sensitive applications, such as pay phone systems which use contacted generic smart cards, they are expensive to maintain, less reliable and may be considered too slow for applications such as transportation. To address the perceived shortcomings of the contacted generic smart card, a contactless generic smart card was first developed and introduced in the early 1990's. According to the consulting firm Frost & Sullivan, more than 676 million generic smart cards were issued in 1996.

According to the U.S. Federal Reserve, 68% of the approximately 360 billion financial transactions completed in 1995 were for transactions of less than $2.00 each. Electronic commerce using electronic funds transfer, magnetic stripe cards and generic smart cards accounted for less than ten percent of all such transactions, but grew at an annual rate of 17% versus 1% growth for transactions using cash, coin and checks. The Company believes that the evolution of personal computers, the Internet and generic smart cards represent technologies which will contribute to the growth of electronic commerce in the future. According to a report by Killen & Associates, "Non-Banks Smart Card Strategies: New Opportunities To Increase Sales and Profits," the generic smart card market will triple to 30 billion transactions by 2005. Furthermore, according to a report by International Data Corporation, as published by the Smart Card Forum, a multi- industry group formed to explore the use of generic smart cards in various applications, the growth in the number of online buyers and the amount of an average transaction will drive electronic commerce up from $2.6 billion in 1996 to more than $220 billion in 2001.

According to market research performed by Dataquest, as published by the Smart Card Forum, the generic smart card market will grow to 3.4 billion units by 2001, a rate of 30% each year. Dataquest has also determined that sales of generic smart cards in Europe accounted for 90% of worldwide smart card shipments in 1995, while the Americas accounted for only 2%. By the year 2001, the ratios are expected to change to 40%, 25% and 20% for Europe, Asia and the Americas, respectively. Asia, Latin America and North America are areas generally believed to be of greatest potential for generic smart card growth in the next three years.

Costs play an important role in this emerging industry. Recent reports in CARD TECHNOLOGY magazine (September 1997) indicate that price competition is fierce. Frost & Sullivan reported average selling prices of Contactless Smart Cards in mid-1996 at $5.50 per unit at high volume. During 1997, the largest Contactless Smart Card competitors sold these cards at $2.50 per unit, if not lower or even below cost, affecting profit margins on the products.

Generic smart card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty. There is no assurance that the Company's Smart Cards will become widely accepted. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Smart Cards do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

STRATEGY

The Company's mission is to achieve sustained leadership in developing and delivering contactless Smart Card solutions for electronic identification, access control, security and immigration, while securing worldwide acceptance and usage of its technology in Smart Card chips. The following discussions represent the Company's business strategy.

PRODUCT DEVELOPMENT

The Company believes its compression technology provides distinct advantages over known competing Smart Card Systems including: (i) higher speed making possible real-time processing; (ii) lower power consumption with no battery requirements; and (iii) reliability with a virtually unlimited card life. The Company continues to demonstrate its abilities in the fields of radio frequency ("RF") analog and digital circuit design. The Smart Cards developed by the Company offers a level of security and flexibility in contactless operation that could only previously be achieved in contacted operation.

Key to the success of new generations of Smart Card Systems is the Company's strength in both the front end and back end protocol implementation. This core competency is important because of the continuous evolution of Smart Card standards. The Company's product development team strives to develop Smart Card Systems which will not only comply with the evolving standards, but will also continue to communicate with existing legacy Systems.

The Company intends to continue to develop Smart Card Systems Utilizing "Next Generation Architecture" The Next Generation Architecture evolves into an Internet oriented interface that will be browser and micro browser (WAP or wireless application protocol) based.

This will allow the new system to operate in a much smaller technology footprint moving toward the PDA or handheld size with a wireless backbone. The next generation will also include the creation of a driver library to provide support for several card / reader and biometric devices. This will assure compatibility with the political as well as technical interests in the customer base.

The back end integration problems will also be solved in the next generation architecture. Customers are looking for a single smart card to be able to interface with several back end legacy service delivery systems. These include passports, driver licenses, healthcare, etc. To achieve this capability a layered e-business integration backbone will be created. This will include support for:
  1.   A formal architecture and development methodology,
2.   A distributed application development environment,
3.   An integrated management and monitoring capability
4.   Required transport technologies (messaging, IIOP, etc),
5.   Formatting,
6.   Routing,
7.   Transformation (including but not limited to XML),
8.   Application and legacy technology connectors (adapters)
9.   Business process design and automated tracking.

The company -- in addition to its own development staff and in addition to the core competencies of its strategic alliances is actively recruiting the leading independent experts in the disciplines discussed above. However, there is no assurance that these development efforts will result in commercially viable products.

The Company incurred R&D expenses of $55,993 in 1999 and $266,689 in 1998. Generally, the costs of R&D activities are borne by the Company.

MARKETING

The Company promotes and markets its Smart Card Systems on a worldwide basis using a multi-faceted marketing and sales strategy.

The Company's near term strategy is designed to address primarily systems in the identification, access control and security market segments.
The Company's Smart Card Systems are custom based systems requiring software modification for varied users. The Company believes that these Custom system applications offer the greatest opportunity for its technology for the next several years.

A key component of the Company's marketing strategy is to leverage its strategic alliances to develop new users and increase market share in its targeted markets. To that end, the Company has signed teaming agreements with Hewlett Packard Company and Bluestone Software and has alliance agreements with SCI Inc. and CPI Card Group Inc.

The Company also markets its Smart Card Systems technology commercial organizations in the Middle East, which is the Company's primary focus for its systems and technology. The
Company has established an Internet web site and electronic mail capability.

The Company has not recorded any sales to date but is actively pursuing opportunities in the United Arab Emirates and Saudi
Arabia and it hopes to secure a major contract in that area.

MANUFACTURING AND ASSEMBLY

Since inception, the Company has subcontracted substantially all of its manufacturing operations. The Company will continue to contract with third parties to manufacture the Company's Smart Card products in order to avoid capital intensive investments and to focus the Company's limited resources on product applications and software development.

The Company will subcontract assembly of Smart Cards, terminals and card lamination to multiple companies who specialize in this kind of contract work. With increasing production volumes, the Company intends to consolidate its outside contract manufacturing in order to gain greater economies of scale and to better control product quality.

COMPETITION

The market for Smart Card products is new, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's Smart Card will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's current and potential competitors are primarily subsidiaries of multinational companies with established Contacted and Contactless Smart Card Products that have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's future business, operating results and financial condition. Competitive factors in the industry include transaction speed, the extent and flexibility of Smart Card memory, reliability, transaction accuracy and cost, all of which are discussed below. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which are expected to increase, and to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors to enter into existing markets or introduce new products.

The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the Smart Card industry, including new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger multinational companies.

Contacted Cards represent the Company's primary competition in electronic commerce applications. Contacted Card competitors include such multinational firms as Gemplus, Schlumberger and Group Bull. The Company believes that it is able to compete favorably against Contacted Cards because the Company's contactless Smart Cards (i) operate at higher speeds, (ii) do not require the time and effort involved in inserting the Smart Card in a terminal or removing the Smart Card from a wallet or purse,
(iii) use reliable solid state electronics with no moving parts, exposed contact points or magnetic stripes which can be erased by a magnetic field, and (iv) are lower in cost over the product life.

The Company also competes against contactless Smart Cards designed by Philips GmbH, Sony Corporation, Gemplus, Motorola and Micron Communications, Inc., which use contactless technologies similar to the Company's technology. The Company believes that its Smart Cards Systems compete favorably against these other contactless technologies because the Company's contactless Smart Cards operate at higher speeds, have higher endurance and the Company's proprietary compression technology has the ability to compress and store a lot of information including photo and fingerprint on the Smart Card and do not require batteries for power.

PATENTS AND TRADE SECRETS

The Company relies on its own patents, trade secrets and copyrights as well as the patents, trade secrets and copyrights of its licensors to protect its Smart Card technology and compression. Due to rapid changes in the generic smart card industry, the Company believes that development of trade secrets and unpatented proprietary knowledge in connection with new products and technologies are generally as important as patent and copyright protection in establishing and maintaining a competitive advantage. To date, the Company has been awarded one Canadian patent and will pursue additional patents, both in the U.S. and in certain foreign countries. There can be no assurance that any of the Company's future patent applications will be granted, that any current or future patent or patent application will provide significant protection for the Company's products or technology, be of commercial benefit to the Company, or that the validity of such patents or patent applications will not be challenged. Furthermore, there can be no assurance that any patent underlying licensed technology will not be challenged. Moreover, there can be no assurance that foreign patent, trade secret or copyright laws will protect the Company's technologies or that the Company will not be vulnerable to competitors who attempt to copy or use the Company's Smart Card products or processes.

EMPLOYEES

As of May 01, 2000, the Company has a total of seven consultants.
The Company believes its relations with its consultants are satisfactory.
RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE MAKING AN INVESTMENT DECISION WITH REGARD TO THE COMPANY'S COMMON STOCK. INFORMATION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. SEE, E.G., "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS." NO ASSURANCE CAN BE GIVEN THAT THE FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED. THE FOLLOWING MATTERS CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS.

LIMITED OPERATING HISTORY AND LIMITED REVENUES; LOSSES AND INDEPENDENT PUBLIC ACCOUNTANTS GOING CONCERN OPINION. The Company began operations in May 1992 and has a limited operating history upon which potential investors may base an evaluation of its performance. Since inception, the Company has focused its efforts and resources on developing its technology and on identifying products and applications for introduction into the market. The Company has not generated revenues from its operations and therefore the Company has historically incurred significant operating losses and cash flow deficits. For the year ended December 31, 1999, the Company had no revenues a net loss of $3,051,195. Moreover, at December 31, 1999, the Company had working capital of $8,071 and had an accumulated deficit of $10,994,660. The Report of Independent Public Accountants covering the Company's December 31, 1999 financial statements, included elsewhere in this Report, contains an explanatory paragraph about the Company's ability to continue as a going concern. There can be no assurance that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable. The likelihood of the Company's success must be considered relative to the problems, experiences, difficulties, complications and delays frequently encountered in connection with the operation and development of a new business and the competitive environment in which the Company operates. See "Item 7. Financial Statements."

DEVELOPING MARKET; UNPROVEN MARKET FOR THE COMPANY'S SMART CARD
PRODUCTS.

Smart Card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty. There can be no assurance that the Smart Cards Systems designed by the Company will become widely accepted. Because the market for the Company's Smart Cards is new and evolving, it is also difficult to predict with any assurance the future growth rate, if any, and size of the market. If a market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Smart Cards do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected. See "Item 1. Business."

COMPETITION; FREQUENT PRODUCT INTRODUCTIONS.

The market for Smart Card products is new, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior Smart Card products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's Smart Cards will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's current and potential competitors are primarily subsidiaries of multinational companies with established Contacted Card and contactless Smart Card businesses which have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's future business, operating results and financial condition.

Competitive factors in the industry include transaction speed, the extent and flexibility of Smart Card memory, reliability, transaction accuracy and cost. Current competitors include such multinational firms as Gemplus, Schlumberger and Group Bull, which primarily offer Contacted Cards, and Philips GmbH, Motorola, Sony Corporation and Micron Communications, Inc., which offer primarily contactless Smart Cards.

There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which are expected to increase, and to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry, including new products which may be introduced, changes in customer preferences, demographic trends and pricing strategies by competitors, which could adversely affect the Company's operating margins.

RISKS OF NEW PRODUCT DEVELOPMENT.

The Company may experience difficulties that could delay or prevent the development, introduction and marketing of new Smart Card products. The Company will be substantially dependent in the near future upon Smart Card products that are currently being developed. There can be no assurance that, despite testing by the Company, errors will not be found in the Company's Smart Card products, or, if errors are discovered, corrected in a timely manner. If the Company is unable to develop on a timely basis existing or new Smart Card products or enhancements to existing products, or if its Smart Card products do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

RISKS ASSOCIATED WITH EXPANSION.

The Company will seek to develop and expand its Smart Card products and increase its marketing operations. Expansion will place substantial strains on the Company's management and its operational, accounting and information resources and systems. Successful management of growth will require the Company to improve its financial controls, operating procedures and information systems, and to hire, train, motivate and manage its employees and consultants. The Company's failure to manage growth effectively would have a material adverse effect on its results of operations and its ability to execute its business strategy.

OBSOLESCENCE AND TECHNOLOGICAL CHANGE.


The markets for Smart Card products are characterized by rapidly changing technology and evolving industry standards which result in product obsolescence and short product life cycles.

Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, develop and successfully market new Smart Card products that satisfy evolving technologies, customer preferences and industry requirements. There can be no assurance that competitors will not market Smart Card products which have perceived advantages over those of the Company or which render the Company's Smart Card products obsolete or less marketable.

IMPEDIMENTS TO MARKET ACCEPTANCE OF PRODUCTS.

As with other new products designed to replace existing products or change product designs, potential customers may be reluctant to integrate the Company's Smart Card products into their systems unless the products are proven to be both reliable and available at a competitive price in an assured quantity. Even assuming product acceptance, the Company's customers may be required to redesign their systems to effectively use the Company's Smart Card products. The time and costs necessary for such redesign could delay or prevent market acceptance of the Company's Smart Card products. A lack of, or delay in, market acceptance of one or more of the Company's Smart Card products could adversely affect the Company's operations.

DEPENDENCE ON MANUFACTURERS AND SUPPLIERS.

The Company's reliance upon outside manufacturers and suppliers is expected to continue and involves several risks, including limited control over the availability of components, delivery schedules, pricing and product quality. The Company may also experience delays, expenses and lost sales should it be required to locate and qualify alternative suppliers.

RELIANCE UPON PATENTS AND TRADE SECRETS.

The Company relies on its patents, trade secrets and copyrights to protect its Smart Card technology. Although the Company intends to enforce its patents, trade secrets and copyrights aggressively, there can be no assurance that such protection will be available in any particular instance or that the Company will have the financial resources necessary to adequately enforce its rights. The unavailability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. The Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future Smart Card products or licensed technology may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may be required to obtain licenses relating to technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could materially adversely affect the Company's operations.

NEED FOR ADDITIONAL FINANCING.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash with projected cash flow from its Rights Offering , will be sufficient to satisfy its contemplated cash requirements for at least 12 months following the date of this Report. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow prove to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to seek additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness. The Company has no arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company if required.

DEPENDENCE UPON CUSTOM SYSTEM DEVELOPMENT PROJECTS.

The Company will rely upon custom system development projects for a significant part of its revenues. The inability of the Company to replace completed projects with new projects will adversely affect the Company's operations.

DEPENDENCE UPON QUALIFIED PERSONNEL AND EXECUTIVE OFFICERS.

The Company's operations depend in part upon its ability to retain and hire qualified personnel, of which there can be no assurance. The Company's operations are also dependent upon the continued services of Terry Kirby, its Chairman and Chief Executive Officer, and certain other consultants. The loss of services of any of the Company's executive officer or consultant, whether as a result of death, disability or otherwise, could have a material adverse effect upon the Company's operations. The Company does not have employment agreements with its executive officers.

CONTROL BY PRINCIPAL STOCKHOLDERS; AUTHORIZATION AND ISSUANCE OF
PREFERRED STOCK; PREVENTION OF CHANGES IN CONTROL.

There is no one single shareholder who owns 10% or more of the Company's Common Stock. The Company's Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, under the Certificate of Incorporation, the Board of Directors may, without shareholder approval, issue Preferred Stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. The issuance of any shares of Preferred Stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board of Directors as a device to prevent a change in control of the Company. The Company has not issued any of the Preferred Shares to date and has no plans to issue Preferred Shares. The Company has no other anti-takeover provisions in its Certificate of Incorporation or Bylaws. Holders of the Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion rights.

NO DIVIDENDS.

The Company has not paid any dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

POSSIBLE VOLATILITY OF SECURITIES PRICES.

The market price of the Common Stock may be highly volatile. Factors such as the Company's operating results or public announcements by the Company or its competitors may have a significant effect on the market price of the securities. In addition, market prices for the securities of many small capitalization companies have experienced wide fluctuations due to variations in quarterly operating results, general economic conditions and other factors beyond the Company's control.

LIMITATIONS ON LIABILITY OF DIRECTORS.

The Company's Certificate of Incorporation substantially limits the liability of the Company's directors to the Company and its stockholders for breach of fiduciary or other duties to the Company.



ITEM 2.  PROPERTIES

The Company's headquarters are located in an 5,700 square foot rented facility which it shares with another company in Vancouver, British Columbia. The current rent is included and forms part of a monthly billing that includes accounting services, secretarial services, and consulting services at a base monthly amount of $20,270. The Company believes its existing facility is adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no such matters were submitted during the last quarter of 1999

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on NASD Over The Counter
Bulletin Board under the symbol "EISQ"

The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's
Common Stock, as reported on NASD Over The Counter Bulletin
Board.

                               Low       High
Quarter End
1999
First Quarter                  .46        .50
(Ending March 31,
1999)
Second Quarter                 .50      .5469
Third Quarter                .2969      .4375
Fourth Quarter               .3125      .3594

2000

As of May 01, 2000, the last reported sale price of the Company's
Common Stock was $1.875 per share.

The Company has not declared or paid dividends on its Common Stock since its formation, and the Company does not anticipate paying dividends in the foreseeable future. Although the Company does not currently have a credit facility, future credit facilities, if any, are likely to prohibit the payment of dividends. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain selected financial data, which should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes thereto.

STATEMENT OF OPERATIONS DATA

                           1997        1998         1999
Revenues                $54,996          $0  $0

Loss from            (3,250,429  (2,149,795   (1,792,872
operations                    )           )            )
Net loss             (3,521,956  (3,082,864   (3,051,195
                              )           )            )
Net loss per share      $(1.81)      $(.67)       $(.22)
- Basic and Diluted
Weighted average      1,951,000   4,635,712   13,951,357
shares outstanding

-----------------------------------------------------------------
------
BALANCE SHEET DATA AT DECEMBER 31,

                           1997        1998         1999
Cash                          0       4,615  8,071
Working Capital         735,594     685,730      625,236
(deficit)
Total assets            218,904     176,108      135,077
Total liabilities     2,295,985   1,800,613      703,638
Stockholders'         2,077,081   1,624,505      568,561
deficit

-----------------------------------------------------------------
-------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31,
1998

  REVENUES. Revenues were nil for both years. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased by 79% to $55,993 in 1999 from $266,689 in 1998. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. During 1999, the Company concentrated its efforts primarily in demonstrating its technology and signing strategic alliances. The reduction in R&D costs were as a result of letting go of one technical consultant.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A increased 3.8% to $922,097 for 1999 from $888,857 for 1998. This increase is primarily attributable to expenses incurred for consulting and contract services increased approximately $364,040, as the Company replaced employees with consultants. Legal and professional fees decreased approximately $25,377 as the Company amicably settled a lot of the claims against it. There was a decrease of $107,275 in rent, office expenses, telephone and travel and accommodation as the Company closed down its San Jose, California offices. There was also a gain of $36,744 in foreign exchange transactions between US and Canadian currency transactions.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 69.8% to $303,875 in 1999 from $1,006,689 in 1998. This decrease is due to the reduction in investor relations programs. The Company also discontinued with its sales and marketing program for SACS (Secure Access Control System) a Firewall protection software. As a result, the Company reduced its costs for consulting, entertainment and promotion, and telephone by $358,057. The closure of the San Jose, California office further reduced rent and salaries by $201,445.

DEPRECIATION AND AMORTIZATION EXPENSE. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers etc.

INTEREST ON LONG TERM DEBT. During 1999, the Company incurred $493,586 in interest which is made up by the effective premium equal to the intrinsic value calculated based on the difference between the quoted market price of the Company's common stock and the conversion price on conversions of debt.

NET LOSS. The Company as of December 31, 1999, has approximately
$8,500,000 in non-capital losses which may be deducted in the calculation of taxable income of future periods until their expiry to December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital has been to finance expansion of research and development of new Smart Card products, sales and marketing of its products and operations.

CASH FLOW

The Company had cash and cash equivalents of $8,071 and $4,615 as of December 31, 1999 and 1998, respectively.

CAPITALIZATION

The Company's capitalization of $10,426,099 as of December 31,
1999 is comprised entirely of stockholders' equity, $703,638 of short-term debt and $(568,561) in stockholders' deficit.

The Company has generated substantial operating losses since inception and has yet to generate revenues to fund its operations. The Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. During 1996 and 1998, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of Its common stock for debt and related party borrowings.

During 2000, the Company anticipates that operating revenues will be achieved through a combination of product sales and development contracts. In addition, the Company also anticipates that it will maintain its current level of operating expenses, including research and development expenditures which are required for the Company to further develop and market its products and achieve successful operations. However, there is no assurance the Company will be successful in developing and marketing its products or that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable.

Management of the Company intends to fund its 2000 operations through a combination of product sales and possible offerings of its common stock. There is no assurance that sales of common stock will occur or that additional proceeds will be received from such offerings. The Company currently does not have an available source for short-term borrowings.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company must also maintain certain requirements in order to be listed on NASD Over the Counter Bulletin Board.

Year 2000

The Company utilizes software and related technologies throughout its business and relies on many suppliers of services and materials that are in compliant with year 2000 issue.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, which are included in this report on pages
F-1 through F-22, are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS
      Terry Kirby is and has been Officer, Chairman, CEO Director of the Company since it's inception. Since 1996, Mr. Kirby has also served as President of Crescendo Corporate Development, Inc., a company involved in bringing advanced technologies to promotion and investor relations. From 1996 to 1997, he was Vice-
President,    Corporate   Development   of   Alpine   Exploration
Corporation,  currently Sheegi Resources on the CDNX,  a  company
involved in precious metals exploration in Western Africa.   From
1994 to 1996 was responsible for all aspects of Corporate Development for Kensington Resources Ltd., traded on the CDNX,
involved   in  joint  venture  diamond  exploration  program   in
Saskatchewan  with Monopros, a De Beers company.   From  1993  to
1994, Mr. Kirby was Vice-President, International Sales and Marketing, as well as quality control / quality assurance for Hot
In-Place    Asphalt  Recycling  Inc,  an  International   company
providing rehabilitation methods to various government agencies from 1989 to 1992, and principal of R.W. Blacktop, companies involved in providing environmentally and economically sound asphalt highway resurfacing solutions. From 1986 to 1989, Mr.
Kirby   was  Managing  Partner  of  First  Marketing  Inc.  which
developed   Kingman  Island,  an  interactive   theme   park   in
Washington,  D.C. and Harbour Front, a redevelopment  project  on
Toronto's  waterfront.   From 1983  to  1986,  he  was  Director,
Corporate   Sponsorships,  EXPO  '86  the  World  Exposition   in
Vancouver, BC Canada.
ITEM 10. EXECUTIVE COMPENSATION

The Company's sole officer and director receive no compensation for his respective services rendered to the Company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

There are no persons known to the Company, as of May 1, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, and none of the directors or officers own any of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There are no relationships nor related transactions to report.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

  a)   2.1    Articles of Incorporation