Form 10QSB
period 2000-03-31
ELECTRONIC IDENTIFICATION INC
filed 2000-05-19
CIK 1091967

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 Commission File No.
000-27365
14

                 ELECTRONIC IDENTIFICATION, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            95-4739150
(State of organization) (I.R.S. Employer Identification No.)

1200 W. Pender St., Suite 411, Vancouver, BC  Canada V6E 2S9
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 684-2004

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There were 17,783,183 outstanding shares of the issuer's Common
Stock on May 01, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10-QSB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

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

The Company's Smart Cards are both "contactless" and "batteryless" and therefore do not require the use of a magnetic stripe or insertion into a terminal as is required by contacted cards ("Contacted Card(s)"), such as credit cards and ATM cards. Contacted Cards in use today are typically limited to storing information as opposed to "intelligent" Smart Cards, which have processing capabilities similar to that of a personal computer. The Company's Smart Card System involves direct wireless radio frequency communications and magnetic induction between a chip in the Smart Card and a terminal. Moreover, the Company's contactless Smart Card Systems do not require insertion in a terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical ability and in both indoor and outdoor locations.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Company issued 300,000 shares of its common stock to Girne Acquisition Corp. pursuant to the terms of the reorganization agreement, consisting of 150,000 common shares at a deemed value of $2.9375 per share and converting $150,000 of cash payable to the shareholders of Girne at a deemed value of $1.00 per share into 150,000 shares of common stock.

On February 29, 2000, the Company issued 100,000 shares of its common stock to St. George Capital Corp. for conversion of debt at a deemed value of $.30 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of March 31, 2000, and for the three-month period then ended.
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systerms Corp.)
(A Development Stage Company)

Balance Sheet
(Expressed in U.S. Dollars)

As At March 31, 2000 and December 31, 1999

                                                    Mar. 31,       Dec. 31,
                                                      2000           1999
Assets

Current Assets
Cash                                                    5,176          8,071
Accounts Receivable                                     9,193          4,280
Prepaid Expenses and Deposits                             354            351
Due from Stockholder (note 6(a))                            0         65,700
Total Current Assets                                   14,722         78,402

Other Assets
Fixed Assets (note 4)                                  34,477         46,670
Patents (note 5)                                       11,390         10,005
Acquisition of Girne Acquisition Corp. (note 8)       586,824              0
Total Other Assets                                    632,691         56,675

Total Assets                                          647,413        135,077

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities              332,612        402,310
Due to Stockholders, Directors and Officers (note     111,118        301,328
6(a))
Total Current Liabilities                             443,731        703,638

Stockholders' Equity (Deficit)
Common Stock (note 8)                                  17,770         17,419
Paid-In Capital                                    11,363,819      10,408,680
Current Earnings (Loss)                              (71,926)      (3,051,195
                                                                          )
Retained Earnings (Loss)                          (11,105,981      (7,943,465
                                                            )             )
Total Stockholders' Equity (Deficit)                  203,682      (568,561)

Future operations (note 2)
Contingencies (note 9)
Year 2000 issue (note12)
Subsequent events (note 13)

Total Liablities and Stockholders' Equity             647,413        135,077

Unaudited - See accompanying notes to financial statements
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Statement of Income (Loss)
(Expressed in U.S. Dollars)

For the Period January 1 to March 31, 2000 and for the Year Ended
December 31, 1999

                                                 Period       Year Ended
                                                  Ended
                                                Mar. 31,       Dec. 31,
                                                  2000           1999

Revenue
Revenue                                                0               0
Interest and Other Income                              0             990
Total Revenue                                          0             990

Expenses
General and Administration
Administration Fees                                4,742          22,215
Bank Charges and Interest                             98           1,348
Consulting and Contract Services                  31,838         731,799
Foreign Exchange Loss                              1,585        (36,744)
Legal and Professional                             6,933         150,909
Office                                             3,411          23,647
Rent                                               2,568          10,098
Stock Administration                                 794          13,495
Telephone                                          2,111           2,772
Travel and Accommodation                           1,655           2,558
Total General and Administration                  55,734         922,097

Marketing and Sales
Consulting and Contract Services                  11,982         123,561
Entertainment and Promotion                        4,512          19,190
Investor Relations                                 3,423          99,618
Office                                                 0           4,080
Salaries and Benefits                                  0           2,287
Telephone and Internet                                 0           2,772
Travel and Accommodation                               0          52,367
Total Marketing and Sales                         19,917         303,875

Research and Development
Consulting and Contract Services                 (3,832)          53,013
Supplies                                             107               0
Travel and Accommodation                               0           2,980
Total Research and Development                   (3,725)          55,993

Depreciation and Amortization                          0          18,311
Interest on Long-Term Debt                             0         493,586

Loss before the undernoted                      (71,926)       (1,792,87
                                                                     2)
Loss due to settlement of debt by issuance of          0       (1,258,32
common stock                                                         3)

Loss for the period                             (71,926)       (3,051,19
                                                                     5)

Unaudited - See accompanying notes to financial statements
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Statement of Cash Flows
(Expressed in U.S. Dollars)

For the Period January 1 to March 31, 2000 and for the Year Ended
December 31, 1999

                                             Period           Year Ended
                                             Ended
                                            Mar. 31,          Dec. 31,
                                              2000              1999
Cash flows from operating activities:
Loss for the period                         (71,926)         (3,051,195
                                                                     )
Items not involving cash:
Depreciation and amortization                      0            18,311
Loss due to settlement of debt by issuance         0         1,258,323
of common stock
Write-down of fixed assets                    12,193                 0
Expenses and debt settled with the           844,171           375,313
issuance of stock
Intrinsic value of beneficial conversion           0           474,117
of liabilities into c/s
Compensatory benefit of stock options              0           485,828
Changes in non-cash operating working
capital:
Accounts receivable                          (4,913)            45,648
Prepaid expenses and deposits                    (3)              (11)
Restricted cash                                    0            47,394
Accounts payable and accrued liabilities    (69,698)          (65,752)
Due to stockholders, directors and         (124,510)            61,922
officers
Net cash provided by (used in) operating     585,314         (350,102)
activities

Cash flows from financing activities:
Net proceeds on issuance of convertible            0           353,558
debentures
Net cash provided by financing activities          0           353,558

Cash flows from investing activities:
Acquisition of patents                       (1,385)                 0
Acquistion of Girne Acquisition Corp.      (586,824)                 0
Net cash used in investing activities      (588,209)                 0

Increase (decrease) in cash                  (2,895)             3,456
Cash, beginning of period                      8,071             4,615

Cash, end of period                            5,176             8,071

Unaudited - See accompanying notes to financial statements ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)
Notes to Financial Statements, page 1
(Expressed in U.S. Dollars)
Period ended March 31, 2000
 1. General:
 On April 23, 1999, Electronic Identification, Inc. (the "Company" or "El2") signed an Agreement and Plan of Merger with RFID Systems Corp. ("RFID"). This merger was completed on May 3, 1999.
 EI2 is a corporation organized and existing under the laws of the State of Nevada. At that date, El2 was an inactive shell company. RFID was a development stage enterprise and was developing automatic identification and data collection systems utilizing radio frequency identification technology. EI2 is continuing in this line of business.
 EI2 had 1,000 shares of common stock outstanding. Under the terms and conditions of the Agreement, each issued and outstanding share of common stock of RFID was converted into one common stock of the Company.
 This transaction has been accounted for as a recapitalization of RFID, effectively as if RFID had issued common shares to acquire the net monetary assets of EI2. The net monetary assets acquired by EI2 were as follows:

            Total assets       $ 176,108
            Total           $1,800,61
            liabilities             3

  Under recapitalization accounting, these financial statements reflect the assets, liabilities, revenues and expenses of RFID from its inception on May 14, 1992 combined with those of EI2 from the date the merger was completed.
  Pursuant to this Agreement, and subject to regulatory approval, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing shares of the Company prior to May 31, 1999, will receive a right to purchase, for every ten shares owned and tendered, an additional share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of the registration statement with the Securities Exchange Commission. Rights outstanding at March 31, 2000 are 1,169,295.
  2. Future operations:
  These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred losses aggregating $11,177,907. At March 31, 2000, the Company has a working capital deficiency of $429,009 and a stockholders' equity balance of $203,682.
  The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise. Management continues to pursue additional sources of financing; however, there can be no guarantee that the required additional financing will be obtained. Failure to identify and obtain such ELECTRONIC IDENTIFICATION, INC.
  (Formerly RFID Systems Corp.)
  (A Development Stage Enterprise)
  Notes to Financial Statements, page 2
  (Expressed in U.S. Dollars)
  Period ended March 31, 2000
  2. Future operations (continued):
  financing may limit the Company's ability to satisfy its obligations as they come due which may, in turn, impair the Company's ability to continue as a going concern. This could negatively impact the recoverability of the carrying value of assets.
   These financial statements do not include any adjustments relating to the recoverability of assets and amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis, which would differ materially from the going concern basis
  3. Significant accounting policies:
  Basis of presentation:
  These financial statements are prepared in accordance with generally accepted accounting principles in the United States. The Company has not produced significant revenues and is a Development Stage Company as defined by Financial Accounting Standard No. ("FAS") 7.
  (b) Foreign currency translation:
  The Company's functional and reporting currency is the United States dollar. Transactions Undertaken in a currency other than the United States dollar are remeasured into United States dollars using exchange rates at the date of the transaction. Monetary assets and Liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company does not enter into derivative instruments to offset the impact of foreign currency fluctuations.
  (c) Use of estimates:
  The preparation of financial statements in accordance with generally accepted accounting Principles requires management to make estimates which affect the reported amounts of Assets and liabilities and the disclosure of contingent assets and liabilities at the balance Sheet dates, and the recognition of revenues and expenses for the reporting periods. Areas where significant estimates have been applied include the assessment of the ultimate liability arising out of legal contingencies and the recoverability of capital and intangible assets. Actual results could differ from these estimates.
  (d) Fixed assets:
  Fixed assets are carried at cost less accumulated depreciation. Depreciation is calculated annually as follows:

  Assets                       Basis         Rate
  Furniture and equipment      Straight-     20%
                               line
  Computers and technology     Declining-    30%
  equipment                    balance

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)
Notes to Financial Statements, page 3
(Expressed in U.S. Dollars)
Period ended March 31, 2000
3. Significant accounting policies (continued):
(d) Fixed assets (continued):
The Company reviews and assesses the underlying value of fixed assets as the situation dictates to determine whether a provision for impairment should be recorded. Such determination is made by comparing the carrying value of fixed assets to the future cash flow (undiscounted) expected to result. When these cash flows are less than the carrying value, impairment is calculated by reference to the fair value of the specific assets.
(e) Patents:
Patents are recorded at cost and amortized using the straight-line method over a period of five years.
(f) Common stock issuances:
During fiscal 1999, common stock of the Company was issued in settlement of the indebtedness. A loss of $1,258,323 (1998 - $663,068) occurred on this settlement equal to the difference between the market value of common stock issued and the carrying value of the debt. Stock issue costs are accounted for as a reduction in the proceeds from the issuance of common stock.
(g) Research and development costs:
Research and development costs are expensed as incurred.
(h) Stock-based compensation:
The Company has elected to apply the intrinsic value principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the date of grant. For stock options granted to non-employees, the fair value of the options at their date of grant will be recognized. Values assigned to options will be charged against income over their vesting period. Fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS 123, "Accounting for Stock-Based Compensation".
(i) Comprehensive loss:
The Company has adopted FAS 130, "Comprehensive Income", which requires disclosure of comprehensive income or loss. The Company's net loss is equal to comprehensive loss for all periods.
(j) Income taxes:
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

Notes to Financial Statements, page 4
(Expressed in U.S. Dollars)

Period ended March 31, 2000
3. Significant accounting policies (continued):
(j) Income taxes (continued):
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that the realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.
(k) Loss per common share:
Loss per common share is calculated based on the weighted average number of common shares outstanding, which excludes subscribed but unissued shares. The number of shares used for loss per share purposes gives retroactive effect to the reverse stock split on May 4, 1998.
4. Fixed assets:

                                      Accumulate  Net book
                                      d
March 31, 2000               Cost     amortizati  value
                                      on

Furniture and equipment     $13,728   $ 4,234     $ 9,494
Computers and technology    63,423    38,440      24,983
equipment
                            $77,151   $42,674     $34,477

5. Patents:

                                Accumulate Net book
                                d
March 31, 2000       Cost
                                amortizati value
                                on

Patents              $15,168    $4,228     $10,940

6. Related party transactions:
Due to (due from) stockholders, directors and officers:
Amounts due to (due from) stockholders, directors and officers represent amounts owed to, or receivable from, the stockholders, directors and officers or companies controlled by the stockholders, directors or officers. These amounts generally arose from invoices or expenses paid on behalf of the Company by the stockholders, directors and officers, and a loan provided by a stockholder. The amounts are non-interest bearing, unsecured and have no specific terms of repayment.
Transactions with directors and officers:
During this period, the Company was charged a total of $nil for management and consulting services by the directors and officers of the Company.

  ELECTRONIC IDENTIFICATION, INC.
  (Formerly RFID Systems Corp.)
  (A Development Stage Enterprise)

  Notes to Financial Statements, page 5
  (Expressed in U.S. Dollars)

  Period ended March 31, 2000
  7. Girne Acquisition Corp.:
   On March 1, 2000, the Company acquired, through a reorganization agreement, Girne Acquisition Corp. ("Girne"), a corporation organized and existing under the laws of the State of Delaware. At that date, Girne was an inactive shell company. Under the terms and conditions of the reorganization agreement, each issued and outstanding share of common stock of Girne was exchanged pro rata for an aggregate of 1,000 shares of voting common stock of the Company at $0.001 par value per share. The Company issued 300,000 shares of common stock for the acquisition of Girne, consisting of 150,000 common shares at a deemed value of $2.9375 per share and converting $150,000 of cash payable to the shareholders of Girne at a deemed value of $1.00 per share into 150,000 shares of common stock. For accounting purposes, this transaction will be accounted for as a re-capitalization, as if the Company had issued common shares for the net monetary assets of Girne.
   Pursuant to the reorganization agreement, the Company is the surviving corporation and will continue under its present name as a corporation in the State of Nevada.
  8. Common stock:
   (a) Reverse stock split:
   On May 4, 1998, the Company resolved to consolidate the number of preferred and common stock outstanding by a ratio of
  4.5 old for one new common stock. The effect of this reverse stock split has been applied retroactively to these financial statements.
   (b) Stock purchase warrants:
   Stock purchase warrant activity during the period ended March 31, 2000 is as follows:

           Exercis  Outstanding                            Outstandin
           e                             Expired           g
                                         /
Expiry      price    Dec. 31,    Granted Exercis  cancele  March
date                1999                 ed       d        31,
                                                           2000

June 20,    $2.93    4,444        -       -       -        4,444
2002

      (c) Non-cash consideration:
       Shares issued for non-cash consideration are valued at their market price at the date of agreement for issuance.
       (d) Stock options:
       The Company has reserved 3,200,000 common stock pursuant to a stock option plan. Options to purchase common stock of the Company may be granted by the Board of
       Directors and vest immediately.
       Stock option activity during the period ended March 31, 2000 is as follows:

         Weight
         ed
         Averag  Weighted
         e
         Exerci   average  Outstanding                           Outstanding
         se                                             Expired
                                                        /
Expiry   price    fair      Dec. 31,           Exercis  cancell   March 31,
date             value     1999        Grante  ed       ed       2000
                                       d

Feb.     $0.45   $0.25     3,125,000   -        -        -       3,125,000
24,
2002
</Table
>

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

Notes to Financial Statements, page 6
(Expressed in U.S. Dollars)

Period ended March 31, 2000

9. Contingencies:

The Company has determined that it is not possible, at this time, to predict the final outcome of the following legal contingencies. The Company has accrued its best estimate of potential damages that may be awarded pursuant to these legal contingencies. Any adjustment to that amount will be recorded in the period determinable.

Chemoco NV ("Chemoco"):

During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 155,556 common stock of the Company to Chemoco. It is the Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was canceled. On September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 700,000 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.

(b) Former director claim:

On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 100,000 warrants of the Company exercisable at $0.375 per share and a further declaration that he was entitled to 600,000 warrants exercisable at $0.25 per share. The warrant agreement was originally issued to the Director to protect him against any potential claims. When the director left the Company, the Board of Directors canceled the warrant agreement for this director and all other directors. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.

(c) Other cancelled agreements:

In 1996, the Company cancelled agreements with two third parties.
To date, no litigation has been commenced or threatened regarding these cancelled agreements. It is the opinion of management that the termination of these agreements was warranted and, in the event of litigation, would be deemed to be warranted. Further, it is management's belief that any claim that may arise from these situations are without merit.

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

Notes to Financial Statements, page 7
(Expressed in U.S. Dollars)

Period ended March 31, 2000

10. Income taxes:

The Company has non-capital losses carried forward of approximately $8,500,000 which may be deducted in the calculation of taxable income of future periods until their expiry to December 31, 2006.

11. Fair value of financial instruments:

At March 31, 2000, the Company's financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, and due to stockholders, directors and officers. Due to their short-term to maturity or ability for prompt liquidation, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value. The fair value of due to stockholders, directors and officers cannot be determined due to their related party nature
(note 6(a)). Due to the nature of the relationship between the Company and the related parties and the lack of a ready market for such indebtedness, it is not possible to estimate the current fair value of this indebtedness.

The Company has not entered into off-balance sheet derivative instruments.

12. Year 2000 Issue:

The Year 2000 Issue arises because many computerized systems use
two digits rather than four    to identify a year. Date-sensitive
systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some
systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000
Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

13. Subsequent events:

Subsequent to the end of the reporting period, there are no subsequent events to report.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Form 10-KSB, filed on May 8, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibits, consisting of the Company's Bylaws, are attached to the Company's Form 10-KSB, filed on May 8, 2000. This exhibits is incorporated by reference to that Form.

c)   Reports on Form 8-K:

  On March 7, 2000, the Company filed a Form 8-K announcing that it had acquired Girne Acquisition Corp. and would retain its reporting status as the acquiring entity.

  May 8, 2000, the Company filed an Amended Form 8-K to include the financials regarding the above-referenced acquisition.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Electronic Identification, Inc.



                           By: /s/ Terry Kirby
                              Terry Kirby, President



                           Date: May 19, 2000



