Form 10KSB/A
period 1999-12-31
ELECTRONIC IDENTIFICATION INC
filed 2000-06-20
CIK 1091967

76

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


                       Commission File No.

                 ELECTRONIC IDENTIFICATION, INC.
           -------------------------------------------
         (Name of Small Business Issuer in its Charter)

               NEVADA                        88-0440528
     -----------------------------------       ------------------
     ---
     (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification
Number)

          #411-1200 WEST PENDER STREET
          VANCOUVER, B.C., CANADA             V6E 2S9
      ---------------------------------------   -----------------
----
     (Address of principal executive offices)        (Zip Code)

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

As of May 01, 2000, the aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $1.875 per share based upon the closing price per share as reported on the Nasdaq Bulletin Board over-the-counter
Market.

There were 18,085,596 outstanding shares of the issuer's Common
Stock on May 01, 2000.

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








                           ELECTRONIC IDENTIFICATION, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

ITEM 1.  BUSINESS...............................................4
ITEM                                                           2.
PROPERTIES..............................................15
ITEM                           3.                           LEGAL
PROCEEDINGS........................................15
ITEM   4.    SUBMISSION  OF  MATTERS  TO  A  VOTE   OF   SECURITY
HOLDERS.....................15
ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS.................15
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.16


ITEM     7.       FINANCIAL    STATEMENTS    AND    SUPPLEMENTARY
DATA............................18
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.18
ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND  CONTROL
PERSONS.................18
ITEM                        10.                         EXECUTIVE
COMPENSATION.......................................19
ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT................19
ITEM      12.      CERTAIN     RELATIONSHIPS     AND      RELATED
TRANSACTIONS.......................19
ITEM     13.     EXHIBITS    AND    REPORTS    ON     FORM     8-
K.................................19









































                             PART I

ITEM 1.  BUSINESS

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

DESCRIPTION OF DEMONSTRATIONS

Since 1998, the Company has conducted numerous demonstrations of its technology and may have the potential for implementation on a larger scale. In some cases, these demonstration phases often take 6-12 months or longer. Examples of the Company's Smart Card demonstration projects (two of which are discussed below as representative of the Company's potential) include the following:

The Kingdom of Saudi Arabia - Dammam: Electronic Visa, Hajj visa and identification cards, expatriate visa and identification cards and access control and identification for prisons.

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

United Arab Emirates - Abu Dhabi: National and Expatriate identification cards, electronic visa cards

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

NEED FOR ADDITIONAL FINANCING.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash with projected cash flow from its Rights Offering, will be sufficient to satisfy its contemplated cash requirements for at least 12 months following the date of this Report. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow prove to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to seek additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness. The Company has no arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company if required.

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

ITEM 2.  PROPERTIES

The Company's headquarters are located in a 5,700 square foot rented facility that it shares with another company in Vancouver, British Columbia. The current rent is included and forms part of a monthly billing that includes accounting services, secretarial services, and consulting services at a base monthly amount of $15,830. The Company believes its existing facility is adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no such matters to submit during the last quarter of 1999.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on NASD Over-The-Counter
Bulletin Board under the symbol "EISQ"

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

STATEMENT OF OPERATIONS DATA

                               1997        1998         1999
Revenues                    $54,996          $0  $0

Loss from operations     (3,250,429  (2,149,795   (1,792,872
                                  )           )            )
Net loss                 (3,521,956  (3,082,864   (3,051,195
                                  )           )            )
Net loss per share -        $(1.81)      $(.67)       $(.22)
Basic and Diluted
Weighted average shares   1,951,000   4,635,712   13,951,357
outstanding

-----------------------------------------------------------------
------
BALANCE SHEET DATA AT DECEMBER 31,

                               1997         1998        1999
Cash                              0        4,615 8,071
Working Capital             735,594      685,730     625,236
(deficit)
Total assets                218,904      176,108     135,077
Total liabilities         2,295,985    1,800,613     703,638
Stockholders' deficit     2,077,081    1,624,505     568,561

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

The Company's financial statements are included in this report as Exhibit C.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation and Management has had no disagreements with the findings of its accountants.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS

Terry Kirby is and has been Chairman, CEO and Director of the Company since its inception and was a director of the predecessor company, RFID Systems Corp. From 1997 to 1998, Mr. Kirby served as President of Crescendo Corporate Development, Inc., a company involved in corporate development, promotion and investor relations. From 1996 to 1997, he was Vice-President, Corporate Development of Alpine Exploration Corporation, currently African Minerals on the CDNX, a company involved in precious metals exploration in Western Africa. From 1994 to 1996 was responsible for all aspects of Corporate Development for Kensington Resources Ltd., a public company involved in joint venture diamond exploration program in Saskatchewan with Monopros, a DeBeers company. From 1993 to 1994, Mr. Kirby was Vice-President, International Sales and Marketing, of Hot In-Place Asphalt Recycling Inc, an international company providing rehabilitation methods to various government agencies and from 1989 to 1992 he was a principal of R.W. Blacktop Ltd., a company that provides environmentally and economically sound asphalt highway resurfacing solutions. From 1986 to 1989, Mr. Kirby was Managing Partner of First Marketing Inc., a company that developed Kingman Island, an interactive theme park in Washington, D.C. and Harbour Front, a redevelopment project on Toronto's waterfront. From 1983 to 1986, he was Director, Corporate Sponsorships of EXPO '86, the World Exposition in Vancouver, BC Canada.

ITEM 10. EXECUTIVE COMPENSATION

The Company's sole officer and director receives no compensation for his respective services rendered to the Company.

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

     3.1  Articles of Incorporation
3.2  Bylaws