Form 10QSB/A
period 2000-03-31
ELECTRONIC IDENTIFICATION INC
filed 2000-06-20
CIK 1091967

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 Commission File No.
000-27365
18


                 ELECTRONIC IDENTIFICATION, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0440528
(State of organization) (I.R.S. Employer Identification No.)

1200 West Pender St., Suite 411, Vancouver, BC, Canada V6E 2S9
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 684-8002

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There were 18,085,596 outstanding shares of the issuer's Common
Stock on May 01, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data are attached as Exhibit A.

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

On  February 29, 2000, the Company issued 366,667 shares  of  its
Common Stock as settlement of $276,000 of amounts due to a stockholder, St. George Capital Corp.



                EXHIBITS AND REPORTS ON FORM 8-K

A)  Financial Statements

Unaudited financial statements as of March 31, 2000 and for the three-month period then ended:
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systerms Corp.)
(A Development Stage Company)

Balance Sheet
(Expressed in U.S. Dollars)

As At March 31, 2000 and December 31, 1999

                                                    Mar. 31,       Dec. 31,
                                                      2000           1999
Assets

Current Assets
Cash                                                    5,176          8,071
Accounts Receivable                                     9,193          4,280
Prepaid Expenses and Deposits                             354            351
Due from Stockholder (note 6(a))                            0         65,700
Total Current Assets                                   14,722         78,402

Other Assets
Fixed Assets (note 4)                                  34,477         46,670
Patents (note 5)                                       11,390         10,005
Acquisition of Girne Acquisition Corp. (note 7)       586,824              0
Total Other Assets                                    632,691         56,675

Total Assets                                          647,413        135,077

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Liabilities              332,612        402,310
Due to Stockholders, Directors and Officers (note     111,118        301,328
6(a))
Total Current Liabilities                             443,731        703,638

Stockholders' Equity (Deficit)
Common Stock (note 8)                                  17,770         17,419
Paid-In Capital                                    11,363,819      10,408,680
Current Earnings (Loss)                              (71,926)      (3,051,195
                                                                          )
Retained Earnings (Loss)                          (11,105,981      (7,943,465
                                                            )             )
Total Stockholders' Equity (Deficit)                  203,682      (568,561)

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

Unaudited - See accompanying notes to financial statements
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Statement of Income (Loss)
(Expressed in U.S. Dollars)

For the Period January 1 to March 31, 2000 and for the Year Ended
December 31, 1999

                                                 Period        Year Ended
                                                  Ended
                                                Mar. 31,        Dec. 31,
                                                  2000            1999

Revenue
Revenue                                                0                0
Interest and Other Income                              0              990
Total Revenue                                          0              990

Expenses
General and Administration
Administration Fees                                4,742           22,215
Bank Charges and Interest                             98            1,348
Consulting and Contract Services                  31,838          731,799
Foreign Exchange Loss                              1,585         (36,744)
Legal and Professional                             6,933          150,909
Office                                             3,411           23,647
Rent                                               2,568           10,098
Stock Administration                                 794           13,495
Telephone                                          2,111            2,772
Travel and Accommodation                           1,655            2,558
Total General and Administration                  55,734          922,097

Marketing and Sales
Consulting and Contract Services                  11,982          123,561
Entertainment and Promotion                        4,512           19,190
Investor Relations                                 3,423           99,618
Office                                                 0            4,080
Salaries and Benefits                                  0            2,287
Telephone and Internet                                 0            2,772
Travel and Accommodation                               0           52,367
Total Marketing and Sales                         19,917          303,875

Research and Development
Consulting and Contract Services                 (3,832)           53,013
Supplies                                             107                0
Travel and Accommodation                               0            2,980
Total Research and Development                   (3,725)           55,993

Depreciation and Amortization                          0           18,311
Interest on Long-Term Debt                             0          493,586

Loss before the undernoted                      (71,926)       (1,792,872
                                                                       )
Loss due to settlement of debt by issuance of          0       (1,258,323
common stock                                                           )

Loss for the period                             (71,926)       (3,051,195
                                                                       )

Unaudited - See accompanying notes to financial statements
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Statement of Cash Flows
(Expressed in U.S. Dollars)

For the Period January 1 to March 31, 2000 and for the Year Ended
December 31, 1999

                                            Period Ended     Year Ended
                                           Mar. 31, 2000    Dec. 31, 1999
Cash flows from operating activities:
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

            Total assets       $ 176,108
          Total            $1,800,613
          liabilities

Under recapitalization accounting, these financial statements reflect the assets, liabilities, revenues and expenses of RFID from its inception on May 14, 1992 combined with those of EI2 from the date the merger was completed.
Pursuant to this Agreement, and subject to regulatory approval, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing shares of the Company prior to May 31, 1999, will receive a right to purchase, for every ten shares owned and tendered, an additional share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of the registration statement with the Securities Exchange Commission. Rights outstanding at March 31, 2000 are 1,169,295.
2. Future operations:
These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred losses aggregating $11,177,907. At March 31, 2000, the Company has a working capital deficiency of $429,009 and a stockholders' equity balance of $203,682.
The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise. Management continues to pursue additional sources of financing; however, there can be no guarantee that the required additional financing will be obtained. Failure to identify and obtain such financing may limit the Company's ability to satisfy its obligations as they come due which may, in turn, impair the Company's ability to continue as a going concern. This could negatively impact the recoverability of the carrying value of assets.


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

                                      Accumulate  Net book
                                      d
March 31, 2000              Cost    amortizatio  value
                                    n

Furniture and equipment     $13,728   $ 4,234     $ 9,494
Computers and technology    63,423    38,440      24,983
equipment
                            $77,151   $42,674     $34,477

5. Patents:

                                Accumulated    Net book
March 31, 2000       Cost       amortization    value

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

            Exercis Outstanding               Expired              Outstanding
            e                                /
Expiry       price    Dec. 31,      Granted  Exercised  canceled   March 31,
date                 1999                                          2000

June 20,     $2.93   4,444           -        -        -           4,444
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

         Weighted
        Average    Weighted
         Exercise   average  Outstanding                              Outstanding
                                                            Expired/
Expiry   price      fair      Dec. 31,    Grante  Exercise  cancelle   March 31,
date               value     1999         d       d         d         2000

Feb. 24, $0.45     $0.25     3,125,000    -        -         -        3,125,000
2002

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

B)

  Exhibit 3.1  Articles of Incorporation

C)   Exhibit 3.2  By-Laws

D)   Reports on Form 8-K

  On March 7, 2000, the Company filed a Form 8-K announcing that it had acquired Girne Acquisition Corp. and would retain the reporting status of the acquired entity. On May 8, 2000, the Company filed an Amended Form 8-K to include the financials regarding the above-referenced acquisition.



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



                           Date: June 20, 2000