Form 10QSB
period 2000-06-30
ELECTRONIC IDENTIFICATION INC
filed 2000-08-14
CIK 1091967

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 Commission File No.
000-27365
2


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

There were 18,994,243 outstanding shares of the issuer's Common
Stock on June 30, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2000.


ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Balance Sheet
(Expressed in U.S. Dollars)

As At June 30, 2000 and December 31, 1999

                                                       Jun. 30, 2000   Dec. 31, 1999
                                                        ------------    ------------
Assets
------
Current Assets
Cash                                                             842           8,071
Accounts Receivable                                            5,596           4,280
Prepaid Expenses and Deposits                                    350             351
Due from Stockholder (note 6(a))                                   0          65,700
                                                          ----------       ---------
      Total Current Assets                                     6,788          78,402
                                                          ----------       ---------
Other Assets
Fixed Assets (note 4)                                         45,925          46,670
Patents (note 5)                                              11,264          10,005
Acquisition of Girne Acquisition Corp. (note 7)              580,347               0
                                                          ----------       ---------
      Total Other Assets                                     637,536          56,675
                                                          ----------       ---------
      Total Assets                                           644,324         135,077
                                                          ----------       ---------

Liabilities and Stockholders' Equity
-----------------------------------
-
Current Liabilities
Accounts Payable and Accrued Liabilities                     310,414         402,310
Due to Stockholders, Directors and Officers (note
6(a))                                                        234,010         301,328
                                                         -----------      ----------
     Total Current Liabilities                               544,424         703,638
                                                         -----------      ----------
Stockholders' Equity (Deficit)
Common Stock (note 8)                                         17,574          17,419
Paid-In Capital                                           11,940,792      10,408,680
Foreign Exchange Gain (Loss)                                   8,765               0
Current Earnings (Loss)                                    (800,645)     (3,051,195)
Retained Earnings (Loss)                                (11,066,586)     (7,943,465)
                                                        ------------     -----------
     Total Stockholders' Equity (Deficit)                     99,900       (568,561)
                                                        ------------     -----------
Future operations (note 2)
Contingencies (note 9)
Year 2000 issue (note12)
Subsequent events (note 13)

     Total Liabilities and Stockholders' Equity              644,324         135,077
                                                          ==========       =========

Unaudited - See accompanying notes to financial statements

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Statement of Income (Loss)
(Expressed in U.S. Dollars)

For the Period April 1 to June 30, 2000 and for the Year Ended
December 31, 1999

                                                      Three Month
                                                     Period Ended      Year Ended
                                                     Jun. 30, 2000    Dec. 31, 1999
                                                     -------------    ------------
Revenue
--------
Revenue                                                         0                 0
Interest and Other Income                                       0               990
                                                        ---------        ----------
    Total Revenue                                               0               990
                                                        ---------        ----------
Expenses
--------
General and Administration
Administration Fees                                         4,012            22,215
Bank Charges and Interest                                     (5)             1,348
Consulting and Contract Services                          215,203           731,799
Foreign Exchange Loss                                        (15)          (36,744)
Legal and Professional                                    154,157           150,909
Office                                                      2,996            23,647
Rent                                                        2,539            10,098
Stock Administration                                        1,496            13,495
Telephone                                                   2,145             2,772
Travel and Accommodation                                    3,144             2,558
                                                        ---------        ----------
     Total General and Administration                     385,672           922,097
                                                        ---------        ----------
Marketing and Sales
Consulting and Contract Services                          382,747           123,561
Entertainment and Promotion                                 6,796            19,190
Investor Relations                                              0            99,618
Office                                                        163             4,080
Salaries and Benefits                                           0             2,287
Telephone and Internet                                          0             2,772
Travel and Accommodation                                   17,152            52,367
                                                        ---------        ----------
     Total Marketing and Sales                            406,858           303,875
                                                        ---------        ----------
Research and Development
Consulting and Contract Services                            6,094            53,013
Supplies                                                      712                 0
Travel and Accommodation                                      597             2,980
                                                        ---------       -----------
                  Total Research and Development            7,403            55,993
                                                        ---------       -----------
Depreciation and Amortization                                   0            18,311
Interest on Long-Term Debt                                    712           493,586
                                                        ---------       -----------
Loss before the undernoted                              (800,645)       (1,792,872)
Loss due to settlement of debt by
issuance of common stock                                        0       (1,258,323)
                                                        ---------       -----------
Loss for the period                                     (800,645)       (3,051,195)
                                                        =========       ===========

Unaudited - See accompanying notes to financial statements
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Statement of Cash Flows
(Expressed in U.S. Dollars)

For the Period April 1 to June 30, 2000 and for the Year Ended
December 31, 1999


                                                        Three Month
                                                        Period Ended     Year Ended
                                                       Jun. 30, 2000   Dec. 31, 1999
                                                        ------------     ---------
Cash flows from operating activities:
Loss for the period                                        (800,645)     (3,051,195)
Items not involving cash:
     Depreciation and amortization                                 0          18,311
     Foreign exchange gain                                   120,086               0
     Loss due to settlement of debt by
       issuance of common stock                                    0       1,258,323
     Expenses and debt settled with the issuance of          576,973         375,313
stock
     Intrinsic value of beneficial conversion
       of liabilities into c/s                                     0         474,117
     Compensatory benefit of stock options                         0         485,828
     Foreign exchange adjustment to common stock               (198)               0
Changes in non-cash operating working capital:
     Accounts receivable                                       3,597          45,648
     Foreign exchange adjustment to prepaid
       expenses and deposits                                       4            (11)
     Restricted cash                                               0          47,394
     Accounts payable and accrued liabilities               (22,198)        (65,752)
     Due to stockholders, directors and officers             122,892          61,922
                                                            --------         -------
Net cash provided by (used in) operating activities              511       (350,102)
                                                            --------       ---------
Cash flows from financing activities:
     Net proceeds on issuance of convertible debentures            0         353,558
                                                            --------         -------
Net cash provided by financing activities                          0         353,558
                                                            --------         -------
Cash flows from investing activities:
     Acquisition of fixed assets                            (11,448)               0
     Foreign exchange adjustment to patents                      126               0
     Foreign exchange adj. to acquisition
       of Girne Acquisition Corp.                              6,477               0
                                                            --------         -------
Net cash provided by (used in) used in investing
activities                                                   (4,845)               0
                                                            --------         -------
Increase (decrease) in cash                                  (4,334)           3,456
Cash, beginning of period                                      5,176           4,615
                                                            --------         -------
Cash, end of period                                              842           8,071
                                                            ========         =======

Unaudited - See accompanying notes to financial statements
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

Notes to Financial Statements, page 1
(Expressed in U.S. Dollars)

Period ended June 30, 2000

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

      This transaction has been accounted for as a recapitalization of RFID, effectively as if RFID had issued common shares to acquire the net monetary assets of EI2. The net monetary assets acquired by EI2 were as follows:

               Total assets             $  176,108
               Total liabilities        $1,800,613

      Under recapitalization accounting, these financial statements reflect the assets, liabilities, revenues and expenses of RFID from its inception on May 14, 1992 combined with those of EI2 from the date the merger was completed.

  Pursuant to this Agreement, and subject to regulatory approval, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing shares of the Company prior to May 31, 1999, will receive a right to purchase, for every ten shares owned and tendered, an additional share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of the registration statement with the Securities Exchange Commission. Rights outstanding at June 30, 2000 are 1,205,083.

2.   Future operations:


  These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred losses aggregating $11,858,466. At June 30, 2000, the Company has a working capital deficiency of $537,636 and a stockholders' equity balance of $99,900.

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

Period ended June 30, 2000


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

  (a)  Basis of presentation:
  These financial statements are prepared in accordance with generally accepted accounting principles in the United States. The Company has not produced significant revenues and is a Development Stage Company as defined by Financial Accounting Standard No. ("FAS") 7.

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

  (d)  Fixed assets:
  Fixed assets are carried at cost less accumulated depreciation. Depreciation is calculated annually as follows:

  Assets                                 Basis              Rate
  Furniture and equipment                Straight-line       20%
  Computers and technology equipment     Declining-balance   30%

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

Notes to Financial Statements, page 3
(Expressed in U.S. Dollars)

                    Period ended June 30, 2000


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

                   Period ended June 30, 2000


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

4.   Fixed assets:

                                                  Accumulated     Net book
June 30, 2000                         Cost        amortization     value

Furniture and equipment               $13,577           $4,187       $9,390
Computers and technology equipment     74,551           38,016       36,535
                                      $88,128          $42,203      $45,925

5.   Patents:

                                     Accumulated      Net book
June 30, 2000          Cost          amortization     value

Patents                $15,445          $4,181        $11,264

6.   Related party transactions:

  (a)  Due to stockholders, directors and officers:
  Amounts due to stockholders, directors and officers represent amounts owed to the stockholders, directors and officers or companies controlled by the stockholders, directors or officers. These amounts generally arose from invoices or expenses paid on behalf of the Company by the stockholders, directors and officers, and a loan provided by a stockholder. The amounts are non-interest bearing, unsecured and have no specific terms of repayment.

  (b)  Transactions with directors and officers:
     During this period, the Company was charged a total of $nil for management and consulting services by the directors and officers of the Company.
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

                    Notes to Financial Statements, page 5
(Expressed in U.S. Dollars)

Period ended June 30, 2000


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

    (b)  Stock purchase warrants:
    Stock purchase warrant activity during the period ended June
30, 2000 is as follows:

                    Outstanding                                   Outstanding
Expiry     Exercise  Dec. 31,                          Expired/   June 30,
date       price     1999        Granted   Exercised   canceled   2000
------
June 20,
2002         $2.93       4,444         -           -          -        4,444

 (c)  Non-cash consideration:
     Shares issued for non-cash consideration are valued at their market price at the date of agreement for issuance.

    (d)  Stock options:
    The Company has reserved 3,200,000 common stock pursuant to a stock option plan. Options to purchase common stock of the Company may be granted by the Board of Directors and vest immediately.

    Stock option activity during the period ended June 30, 2000 is as follows:


        Weighted    Weighted
        Average     average                                                 Outstanding
Expiry  Exercise    Fair      Outstanding                        Expired/   June 30,
date    price       value     Dec.31,1999  Granted   Exercised   cancelled  2000

Feb.
24,
2002    $0.45          $0.25    3,125,000   75,000           -           -    3,200,000

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

                    Notes to Financial Statements, page 6
(Expressed in U.S. Dollars)

Period ended June 30, 2000

9.   Contingencies:

  The Company has determined that it is not possible, at this time, to predict the final outcome of the following legal contingencies. The Company has accrued its best estimate of potential damages that may be awarded pursuant to these legal contingencies. Any adjustment to that amount will be recorded in the period determinable.

  (a)  Chemoco NV ("Chemoco"):

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

Period ended June 30, 2000

10.  Income taxes:

  The Company has non-capital losses carried forward of approximately $8,500,000 which may be deducted in the calculation of taxable income of future periods until their expiry to December 31, 2006.

11.  Fair value of financial instruments:

  At June 30, 2000, the Company's financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, and due to stockholders, directors and officers. Due to their short-term to maturity or ability for prompt liquidation, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value. The fair value of due to stockholders, directors and officers cannot be determined due to their related party nature (note 6(a)). Due to the nature of the relationship between the Company and the related parties and the lack of a ready market for such indebtedness, it is not possible to estimate the current fair value of this indebtedness.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell stock during the quarter which was not registered under the Securities Act (see below under Item 5 for the issuance of registered stock). At the end of the quarter there were 18,994,243 shares of common stock outstanding.

ITEM 5.   OTHER INFORMATION

                      Registration of Stock

On  June  28,  2000,  the Company filed a Form  S-8  to  register
500,000 shares of its common stock to be issued to four individuals as consultants to the Company.

On  July  19,  2000,  the Company filed a Form  S-8  to  register
408,000 shares of its common stock to be issued to a consultant to the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.1 The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Amended Form 10-QSB, filed on June 20, 2000. This exhibit is incorporated by reference to that Form.

Exhibit 3.2 The exhibit consisting of the Company's By-Laws is attached to the Company's Amended Form 10-QSB, filed on June 20,
2000. This exhibit is incorporated by reference to that Form.

27    FINANCIAL DATA SCHEDULE

Reports on Form 8-K:

  On March 7, 2000, the Company filed a Form 8-K announcing that it had acquired Girne Acquisition Corp. and would retain the reporting status of the acquired entity. On May 5, 2000, the Company filed an Amended Form 8-K to include the financials regarding the above-referenced acquisition. On August 9, 2000, the Company filed an Amended Form 8-K to disclose the change in the Company's accountant.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Electronic Identification, Inc.



                           By: /s/ Terry Kirby
                           Terry Kirby,
                           President/Secretary/Treasurer



                           Date: August 11, 2000