Form 10QSB
period 2000-09-30
ELECTRONIC IDENTIFICATION INC
filed 2000-11-14
CIK 1091967

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-27365

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There were 19,402,243 outstanding shares of the issuer's
Common Stock on September 30, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2000.
ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Balance Sheet
(Expressed in U.S. Dollars)

As At September 30, 2000 and December 31, 1999

                                                       Sep. 30, 2000  Dec. 31, 1999
Assets
-------
Current Assets
Cash                                                          1,350          8,071
Accounts Receivable                                           4,354          4,280
Prepaid Expenses and Deposits                                   348            351
Due from Stockholder (note                                        0         65,700
6(a))
              Total Current                                   6,052         78,402
             Assets

Other Assets
Fixed Assets (note 4)                                        45,635         46,670
Patents (note 5)                                             11,324         10,005
Acquisition of Girne Acquisition Corp. (note 7)             576,676              0
              Total Other                                   633,635         56,675
             Assets

              Total Assets                                  639,687        135,077


Liabilities and Stockholders' Equity
-------------------------------
Current Liabilities
Accounts Payable and Accrued Liabilities                    308,631        402,310
Due to Stockholders, Directors and Officers (note           201,308        301,328
6(a))
Loans Payable                                               114,796
              Total Current Liabilities                     624,735        703,638

Stockholders' Equity (Deficit)
Common Stock (note 8)                                        17,463         17,419
Paid-In Capital                                          12,288,999     10,408,680
Foreign Exchange Gain                                        68,895              0
Current Earnings (Loss)                                   (493,173)    (3,051,195)
Retained Earnings (Loss)                               (11,867,232)    (7,943,465)
              Total Stockholders' Equity (Deficit)           14,952      (568,561)

Future operations (note 2)
Contingencies (note 9)
Year 2000 issue (note12)
Subsequent events (note 13)

              Total Liabilities and Stockholders'           639,687        135,077
             Equity

Unaudited - See accompanying notes to financial statements


ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Statement of Income (Loss)
(Expressed in U.S. Dollars)

For the Period June 1 to September 30, 2000 and for the Year Ended December 31, 1999

                                                       Period Ended     Year Ended
                                                         Sep. 30,       Dec. 31,
                                                           2000           1999
                                                       ------------    ------------
Revenue
-------
Revenue                                                        0               0
Interest and Other Income                                      0             990
                                                      ----------     -----------
                     Total Revenue                             0             990
                                                      ----------     -----------
Expenses
--------
General and Administration
Administration Fees                                        3,987          22,215
Bank Charges and Interest                                     50           1,348
Consulting and Contract Services                         242,076         731,799
Foreign Exchange Loss                                      1,456        (36,744)
Legal and Professional                                        77         150,909
Office                                                     2,557          23,647
Rent                                                       2,523          10,098
Stock Administration                                       1,483          13,495
Telephone                                                  1,064           2,772
Travel and Accommodation                                       0           2,558
                                                      ----------     -----------
                     Total General and                   255,273         922,097
                    Administration

Marketing and Sales
Consulting and Contract Services                         234,414         123,561
Entertainment and Promotion                                2,262          19,190
Investor Relations                                             0          99,618
Office                                                       104           4,080
Salaries and Benefits                                          0           2,287
Telephone and Internet                                         0           2,772
Travel and Accommodation                                     564          52,367
                                                      ----------     -----------
                     Total Marketing and Sales           237,344         303,875
                                                      ----------     -----------
Research and Development
Consulting and Contract Services                               0          53,013
Supplies                                                       0               0
Travel and Accommodation                                       0           2,980
                                                      ----------     -----------
                     Total Research and Development            0          55,993
                                                      ----------     -----------
Depreciation and Amortization                                  0          18,311
Interest on Long-Term Debt                                   556         493,586
                                                      ----------     -----------
Loss before the undernoted                             (493,173)     (1,792,872)
Loss due to settlement of debt by issuance of                  0     (1,258,323)
common stock
                                                      ----------     -----------
Loss for the period                                    (493,173)     (3,051,195)
                                                      ==========     ===========

Unaudited - See accompanying notes to financial statements


ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Company)

Statement of Cash Flows
(Expressed in U.S. Dollars)

For the Period July 1 to September 30, 2000 and for the Year
Ended December 31, 1999

                                                           Period Ended    Year Ended
                                                             Sep. 30,      Dec. 31,
                                                            2000          1999
                                                            -----------  -----------
Cash flows from operating activities:
Loss for the period                                         (493,173)    (3,051,195)
Items not involving cash:
  Depreciation and amortization                                     0         18,311
  Foreign exchange gain                                        60,130              0
  Loss due to settlement of debt by issuance of common              0      1,258,323
stock
  Expenses and debt settled with the issuance of stock        348,206        375,313
  Intrinsic value of beneficial conversion of                       0        474,117
liabilities into c/s
  Compensatory benefit of stock options                             0        485,828
  Foreign exchange adjustment to common stock                   (111)              0
Changes in non-cash operating working capital:
  Accounts receivable                                           1,242         45,648
  Foreign exchange adjustment to prepaid expenses and
deposits                                                            2           (11)
  Restricted cash                                                   0         47,394
  Accounts payable and accrued liabilities                    (1,783)       (65,752)
  Due to stockholders, directors and officers                (32,702)         61,922
                                                          -----------     ----------
Net cash provided by (used in) operating activities         (118,189)      (350,102)
                                                          -----------     ----------
Cash flows from financing activities:
  Issuance of loans payable                                   114,796              0
  Net proceeds on issuance of convertible debentures                0        353,558
                                                          -----------     ----------
Net cash provided by financing activities                     114,796        353,558
                                                          -----------     ----------
Cash flows from investing activities:
  Acquisition of patents                                         (60)              0
  Foreign exchange adjustment to fixed assets                     290              0
  Foreign exchange adj. to acquisition of Girne
Acquisition Corp.                                               3,671              0
                                                          -----------     ----------
Net cash provided by (used in) used in investing
activities                                                      3,901              0
                                                          -----------     ----------
Increase (decrease) in cash                                       508          3,456
Cash, beginning of period                                         842          4,615
                                                          -----------     ----------
Cash, end of period                                             1,350          8,071
                                                          ===========     ==========

Unaudited - See accompanying notes to financial statements

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

Notes to Financial Statements, page 1
(Expressed in U.S. Dollars)

Period ended September 30, 2000

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

               Total assets       $   176,108
               Total liabilities  $ 1,800,613

Under recapitalization accounting, these financial statements reflect the assets, liabilities, revenues and expenses of RFID from its inception on May 14, 1992 combined with those of EI2 from the date the merger was completed.

Pursuant to this Agreement, and subject to regulatory approval, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing shares of the Company prior to May 31, 1999, will receive a right to purchase, for every ten shares owned and tendered, an additional share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of the registration statement with the Securities Exchange Commission. Rights outstanding at September 30, 2000 are 1,205,083.

2.   Future operations:

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred losses aggregating $12,291,510. At September 30, 2000, the Company has a working capital deficiency of $618,683 and a stockholders' equity balance of $14,952.

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

Period ended September 30, 2000

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

Period ended September 30, 2000

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

Period ended September 30, 2000

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

4.   Fixed assets:

                                           Accumulated   Net book
September 30, 2000               Cost      amortization  value

Furniture and equipment           $13,491     $  4,161   $ 9,330
Computers and technology
equipment                          74,080       37,775    36,305

                                  $87,571      $41,936   $45,635

5.   Patents:

                                         Accumulated    Net book
September 30, 2000           Cost        amortization   value

Patents                      $15,479     $4,155         $11,324

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

Period ended September 30, 2000

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

    (b)  Stock purchase warrants:

     Stock  purchase  warrant activity during  the  period  ended
September 30, 2000 is as follows:

            Exercise   Outstanding                      Expire    Outstanding
Expiry date price     Dec. 31, 1999  Granted Exercised  canceled  Sep. 30, 2000

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

     Stock option activity during the period ended September 30, 2000 is as follows:

          Weighted  Weighted
          Average   average    Outstanding                                  Outstanding
Expiry    Exercise  fair       Dec. 31,                            Expired/   Sep. 30,
date      price     value        1999           Granted Exercised cancelled    2000

Feb. 24,
2002      $0.45     $0.25       3,125,000        75,000         -       -     3,200,000

ELECTRONIC IDENTIFICATION, INC.
(Formerly RFID Systems Corp.)
(A Development Stage Enterprise)

Notes to Financial Statements, page 6
(Expressed in U.S. Dollars)

Period ended September 30, 2000

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

Notes to Financial Statements, page 7

(Expressed in U.S. Dollars)
Period ended September 30, 2000
10.  Income taxes:
  The Company has non-capital losses carried forward of approximately $8,500,000 which may be deducted in the calculation of taxable income of future periods until their expiry to December 31, 2006.
11.  Fair value of financial instruments:
  At June 30, 2000, the Company's financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, and due to stockholders, directors and officers. Due to their short-term to maturity or ability for prompt liquidation, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value. The fair value of due to stockholders, directors and officers cannot be determined due to their related party nature (note 6(a)). Due to the nature of the relationship between the Company and the related parties and the lack of a ready market for such indebtedness, it is not possible to estimate the current fair value of this indebtedness.
  The Company has not entered into off-balance sheet derivative instruments.
12. Year 2000 Issue:
  The Year 2000 Issue arises because many computerized systems
  use two digits rather than four     to identify a year.  Date-
  sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.
13. Subsequent events:
      Subsequent to the end of the reporting period, there are no subsequent events to report.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell stock during the quarter which was not registered under the Securities Act (see below under Item 5 for the issuance of registered stock). At the end of the quarter there were 19,402,243 shares of common stock outstanding.

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

Reports on Form 8-K: None

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



                           Date: November 10, 2000