Form 10KSB
period 2000-12-31
ELECTRONIC IDENTIFICATION INC
filed 2001-04-13
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                          (Mark One)
   [X] Annual report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2000

 [ ] Transition report pursuant to Section 13 or 15(d) of the
                          Securities
                     Exchange Act of 1934

       For the transition period from _______________ to
                       ________________


                      Commission File No.

                ELECTRONIC IDENTIFICATION, INC.
          -------------------------------------------
        (Name of Small Business Issuer in its Charter)

               NEVADA                            88-0440528
     -----------------------------------       ---------------
     (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification
                                                  Number)

          #411 - 1200 WEST PENDER STREET
          VANCOUVER, BC, CANADA                     V6E 2S9
      ---------------------------------------   --------------
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

                 $0.001 Par Value Common Stock
               ---------------------------------
                       (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No ___

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


The Issuer's revenues for its year ended December 31, 2000 were $0.

As of March 28, 2001, the aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $0.2031 per share based upon the closing price per share as reported on the Nasdaq Bulletin Board over-the-counter Market.

There were 21,371,011 outstanding shares of the issuer's
Common Stock on March 28, 2001.

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


                ELECTRONIC IDENTIFICATION, INC.

                          FORM 10-KSB
             FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM 1  BUSINESS                                                     4
ITEM 2  PROPERTIES                                                  15
ITEM 3  LEGAL PROCEEDINGS                                           15
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15
ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER            15
        MATTERS
ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           16
        CONDITION AND RESULTS OF OPERATION
ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                18
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON            18
ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND               18
CONTROL PERSONS
ITEM 10  EXECUTIVE COMPENSATION                                     18
ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND        18
MANAGEMENT
ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             19
ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K                           19




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

The Company's Smart Card systems utilize "contact" and "contactless" as well as "batteryless" systems and therefore do not require the use of a magnetic stripe or insertion into a terminal as is required by contacted cards ("Contacted Card(s)"), such as credit cards and ATM cards. Contacted Cards in use today are typically limited to storing information as opposed to "intelligent" Smart Cards, which have processing capabilities similar to that of a personal computer. The Company's Smart Card System involves direct wireless radio frequency communications and magnetic induction between a chip in the Smart Card and a terminal. Moreover, the Company's contactless Smart Card Systems do not require insertion in a terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical ability and in both indoor and outdoor locations.

For consumers and providers of goods and services, the Company's Smart Cards offer the convenience and accuracy of high speed transaction processing without the requirement of carrying cash, checks or credit cards, thereby reducing the threat of theft, inventory shrinkage, and payment fraud resulting from the handling of cash or the counterfeiting of cash or credit cards. Goods and services providers do not risk loss from (i) accepting cash or checks which may be subsequently stolen from them after payment by consumers or
(ii) accepting credit cards which may have been stolen prior to such payment. Consumer loss is limited because the Smart Card is programmed to purchase only specific goods or services. Thus, the Smart Card is not as attractive to a thief when compared to stolen cash, checks or credit cards.

The Smart Card is designed to complement credit cards rather than replace them in that Smart Card applications involve the storage and handling of substantially more data than credit cards and can therefore be used for other applications (rather than just purchase and sale transactions), such as identification of the user, loyalty programs and other portable data functions.

The Company sells its Smart Card Systems through its own direct sales force, a combination of joint ventures and strategic alliances and selective licensing and distributorship arrangements and agreements with independent
Agents in foreign countries.

SUBSEQUENT EVENTS

Subsequent to year end, 2,028,261 shares of common stock of the Company were issued for settlement of expenses incurred by the Company.

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

The Kingdom of Saudi Arabia expressed interest in smart ID cards for use in the following areas:
1. Fraud proof identification of prisoners, detainees and staff in the prisons systems. The use of the company's smart cards will enable the prison authorities to monitor prisons within the facility, monitor their movements, record and track the movement of prisoners from one prison facility to another. There are a total of 92 prisons in the Kingdom of Saudi Arabia. The intent is to monitor the prisoners within each prison from a central headquarters location. All of the prisons will be integrated to a central monitoring location.
2. The use of company's Identification and visa cards for Hajj (The annual Muslim pilgrimage). Hardware and software would be installed at all major embassies throughout the world. Pilgrims would get their visas issued on the smart card at the embassies and this smart card would double as a visa card at the same time. This card would enable the bearer to enter the country for the sole purpose of attending the Hajj. When the card is issued at the embassies, the fingerprint and photo of the bearer is embedded onto the chip in the card and recorded on the integrated database residing in the Saudi Arabia. When the bearer lands in Saudi Arabia, the card is read through the use of a reader and the identity of the bearer can be verified by taking another fingerprint to find a match to the fingerprint on the card. If a match is found the bearer is waived through, thus speeding the process at immigration. The bearer holds the card for further verification at other points at the Hajj locations if needed or required. When exiting, the bearer of the card is required to hand over the card to record on the database the exit of the person.
3. The Kingdom needs a tamper and fraud proof system of identification for the expatriates in the country. The expatriates are brought in to work on employer sponsored visas that are valid for anywhere from 1-3 years and can be renewed annually or longer. Our Smart Cards can provide this tamper and fraud proof system, with the information residing on the database.

United Arab Emirates - Abu Dhabi: National and Expatriate identification cards, electronic visa cards

The UAE issued a contract for consultancy on identification cards for both its nationals and expatriates to Ernst & Young in September, 2000. The UAE requires 2 identification cards, one for the nationals and the other for the expatriates. The smart cards will be fraud proof and tamperproof. These cards will be used to identify the person, have their identification on the national database. The expatriates will probably have an expiry date on their cards and the cards will specify what benefits they are or are not entitled to as compared to the nationals. There may also be a requirement for the smart cards to serve as e-visas between the AGCC countries.

SMART CARD INDUSTRY OVERVIEW

Smart Card products, including the Company's Smart Card (collectively referred to as "generic smart cards"), are typically the size of a plastic credit/debit card containing an integrated circuit chip ("chip") which can process and store information. Today's generic smart cards typically have the processing power of an early 1980's vintage personal computer, minus a keyboard, display and power supply. Because generic smart cards are really portable computers, they can be programmed to perform virtually any function that can be implemented by software in the available memory space. Generic smart cards benefit directly from ongoing advances in semiconductor technology making available continuously increasing performance and features at declining cost.

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

According to the U.S. Federal Reserve, 68% of the approximately 360 billion financial transactions completed in 1995 were for transactions of less than $2.00 each. Electronic commerce using electronic funds transfer, magnetic stripe cards and generic smart cards accounted for less than ten percent of all such transactions, but grew at an annual rate of 17% versus 1% growth for transactions using cash, coin and checks. The Company believes that the evolution of personal computers, the Internet and generic smart cards represent technologies that will contribute to the growth of electronic commerce in the future. According to a report by Killen & Associates, "Non-Banks Smart Card Strategies: New Opportunities To Increase Sales and Profits," the generic smart card market will triple to 30 billion transactions by 2005. Furthermore, according to a report by International Data Corporation, as published by the Smart Card Forum, a multi-industry group formed to explore the use of generic smart cards in various applications, the growth in the number of online buyers and the amount of an average transaction will drive electronic commerce up from $2.6 billion in 1996 to more than $220 billion in 2001.

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

STRATEGY

The Company's mission is to achieve sustained leadership in developing and delivering contactless and the new combi-card (contact and contactless) Smart Card solutions for electronic identification, access control, security and immigration, while securing worldwide acceptance and usage of its technology in Smart Card chips. The following discussions represent the Company's business strategy.

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

The back end integration problems will also be solved in the next generation architecture. Customers are looking for a single smart card to be able to interface with several back end legacy service delivery systems. These include passports, driver licenses, healthcare, etc. To achieve this capability a layered e-business integration backbone will be created. This will include support for:
  1.   A formal architecture and development methodology,
2.   A distributed application development environment,
3.   An integrated management and monitoring capability,
4.   Required transport technologies (messaging, IIOP, etc),
5.   Formatting,
6.   Routing,
7.   Transformation (including but not limited to XML),
8.   Application and legacy technology connectors (adapters),
9.   Business process design and automated tracking.

The company, in addition to its own development staff and in addition to the core competencies of its strategic alliances, is actively recruiting the leading independent experts in the disciplines discussed above. However, there is no assurance that these development efforts will result in commercially viable products.

The Company incurred R&D expenses of $3,914 in 2000 and $55,993 in 1999. The majority of the costs of R&D activities were incurred in prior years. During the past two years the Company has been trying to marry its technology with its strategic partners to form a basis for the next generation architecture. Therefore, the R&D expenses have been relatively insignificant over the past two years.

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

A key component of the Company's marketing strategy is to leverage its strategic alliances to develop new users and increase market share in its targeted markets. To that end, the Company has signed teaming agreements with Hewlett-Packard Company and Bluestone Software Inc. and has alliance agreements with Smart Card Integrators Inc. and CPI Card Group Inc.

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

EMPLOYEES

As of March 28, 2001 the Company has a total of ten consultants. The Company believes its relations with its consultants are satisfactory.

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

LIMITED OPERATING HISTORY AND LIMITED REVENUES; LOSSES AND
INDEPENDENT PUBLIC ACCOUNTANTS GOING CONCERN OPINION.

The Company began operations in May 1992 and has a limited operating history upon which potential investors may base an evaluation of its performance. Since inception, the Company has focused its efforts and resources on developing its technology and on identifying products and applications for introduction into the market. The Company has not generated revenues from its operations and therefore the Company has historically incurred significant operating losses and cash flow deficits. For the year ended December 31, 2000, the Company had no revenues and a net loss of $2,711,506. Moreover, at December 31, 2000, the Company had a working capital deficiency of $400,745 and an accumulated deficit of $13,706,166. The Report of Independent Public Accountants covering the Company's December 31, 2000 financial statements, included elsewhere in this Report, contains an explanatory paragraph about circumstances that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. There can be no assurance that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable. The likelihood of the Company's success must be considered relative to the problems, experiences, difficulties, complications and delays frequently encountered in connection with the operation and development of a new business and the competitive environment in which the Company operates. See "Item 7. Financial Statements."

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

OBSOLESCENCE AND TECHNOLOGICAL CHANGE.

The markets for Smart Card products are characterized by rapidly changing technology and evolving industry standards that result in product obsolescence and short product life cycles.

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

NEED FOR ADDITIONAL FINANCING.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash on hand plus projected cash flow from its Rights Offering will be sufficient to satisfy its contemplated cash requirements for at least 12 months following the date of this Report. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow prove to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to seek additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness. The Company has no arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company if required.

DEPENDENCE UPON CUSTOM SYSTEM DEVELOPMENT PROJECTS.

The Company will rely upon custom system development projects for a significant part of its revenues. The inability of the Company to replace completed projects with new projects will adversely affect the Company's operations.

DEPENDENCE UPON QUALIFIED PERSONNEL AND EXECUTIVE OFFICERS.

The Company's operations depend in part upon its ability to retain and hire qualified personnel, of which there can be no assurance. The Company's operations are also dependent upon the continued services of Terry Kirby, its Chairman and Chief Executive Officer, and certain other consultants. The loss of services of the Company's executive officer or any of its consultants, whether as a result of death, disability or otherwise, could have a material adverse effect upon the Company's operations. The Company does not have employment agreements with its executive officers.

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

ITEM 2.  PROPERTIES

The Company's headquarters are located in a 5,700 square foot rented facility that it shares with another company in Vancouver, British Columbia. The current rent is included and forms part of a monthly billing that includes accounting services, secretarial services, and consulting services at a base monthly amount of $15,275. The Company believes its existing facility is adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no such matters to submit during the year 2000.


                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

The Company's Common Stock is quoted on NASD Over-The-Counter
Bulletin Board under the symbol "EISQ"

The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's
Common Stock, as reported on NASD Over-The-Counter Bulletin
Board.

                               Low       High
Quarter End 2000
First Quarter (Ending        0.240      7.125
March 31, 2000)
Second Quarter (Ending       0.906      3.313
June 30, 2000)
Third Quarter (Ending        0.656      1.438
September 30, 2000)
Fourth Quarter (Ending       0.203      0.719
December 31, 2000)


Quarter End 1999
First Quarter (Ending              0.350            0.690
March 31, 1999)
Second Quarter (Ending             0.440            1.000
June 30, 1999)
Third Quarter (Ending              0.300            0.870
September 30, 1999)
Fourth Quarter (Ending             0.240            0.660
December 31, 1999)

As of March 28, 2001 the last reported sale price of the Company's Common Stock was $0.2031 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

The following table outlines certain selected financial data, which should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes thereto.

STATEMENT OF OPERATIONS DATA
                           1998        1999         2000
Revenues                     $0          $0           $0

Loss from            (2,419,795  (1,792,872  (2,711,506)
operations                    )           )
Net loss             (3,082,864  (3,051,195  (2,711,506)
                              )           )
Net loss per share      $(0.67)     $(0.22)      $(0.15)
-
basic and diluted
Weighted average      4,635,715  13,951,357   18,404,389
shares outstanding
--------------------------------------------------------------
---------
BALANCE SHEET DATA AT DECEMBER 31,
                           1998        1999         2000
Cash                      4,615       8,071          874
Working capital       (685,730)   (625,236)    (400,745)
deficit
Total assets            176,108     135,077       57,233
Total liabilities     1,800,613     703,638      530,115
Stockholders'        (1,624,505   (568,561)    (472,882)
deficit                       )
--------------------------------------------------------------
----------

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER
31, 1999

REVENUES. Revenues were nil for both years. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased to $3,914 in 2000 from $55,993 in 1999. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The costs of R&D are now borne by the Company's partners.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A"). G&A decreased to $753,339 from $922,097 in 1999. This decrease is primarily attributable to lower expenses incurred for G&A consulting and contract services, as the Company continues to work toward reducing costs while working closely with its consultants. There was a decrease in general office and rent costs during the year due to a new services and rental agreement with the company that provides Electronic Identification, Inc. with the use of its office space.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $685,468 in 2000 from $303,875 in 1999. This increase is primarily due to the hiring of consultants to form strategic alliances and partnerships, demonstrate the Company's technology and market its products.

DEPRECIATION AND AMORTIZATION EXPENSE. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

INTEREST ON LONG TERM DEBT. During 2000, the Company incurred $1,252,042 in interest expense which includes 1,249,335 of amortization of the effective premium equal to the intrinsic value calculated based on the difference between the quoted market price of the Company's common stock and the conversion price on conversions of debt.

NET LOSS. As of December 31, 2000, the Company has approximately $11,240,000 in non-capital losses that may be deducted in the calculation of taxable income of future periods until their expiry December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital is for the sales and marketing of its products.

CASH FLOW

The Company had cash and cash equivalents of $874 and $8,071 as of December 31, 2000 and 1999, respectively.

CAPITALIZATION

The Company's capitalization of $13,233,284 as of December 31,
2000 is comprised entirely of stockholders' equity.  The
Company has short-term debt of $405,115, long-term debt of $125,000 and stockholders' deficit of $472,882.

The Company has generated substantial operating losses since inception and has yet to generate revenues to fund its operations. The Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2000, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings.

During 2001, the Company anticipates that operating revenues will be achieved through a combination of product sales and development contracts. In addition, the Company also anticipates that it will maintain its current level of operating expenses, including research and development expenditures which are required for the Company to further develop and market its products and achieve successful operations. However, there is no assurance the Company will be successful in developing and marketing its products or that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable.

Management of the Company intends to fund its 2001 operations through a combination of product sales and possible offerings of its common stock. There is no assurance that sufficient product sales or sales of common stock will occur or that additional proceeds will be received from such offerings. The Company currently does not have an available source for short-term borrowings.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company must also maintain certain requirements in order to be listed on NASD Over-the-Counter Bulletin Board.

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS

Terry Kirby is and has been Chairman, CEO and Director of the Company since its inception and was a director of the predecessor company, RFID Systems Corp. From 1997 to 1998, Mr. Kirby served as President of Crescendo Corporate
Development, Inc., a company involved in corporate development, promotion and investor relations. From 1996 to 1997, he was Vice-President, Corporate Development of Alpine Exploration Corporation, currently African Minerals on the CDNX, a company involved in precious metals exploration in Western Africa. From 1994 to 1996, Mr. Kirby was responsible for all aspects of Corporate Development for Kensington Resources Ltd., a public company involved in a joint venture diamond exploration program in Saskatchewan with Monopros, a DeBeers company. From 1993 to 1994, he was Vice-President, International Sales and Marketing of Hot In-Place Asphalt Recycling Inc, an international company providing rehabilitation methods to various government agencies, and from 1989 to 1992 he was a principal of R.W. Blacktop Ltd., a company that provides environmentally and economically sound asphalt highway resurfacing solutions. From 1986 to 1989, Mr. Kirby was Managing Partner of First Marketing Inc., a company that developed Kingman Island, an interactive theme park in Washington, D.C. and Harbour Front, a redevelopment project on Toronto's waterfront. From 1983 to 1986, he was Director,
Corporate  Sponsorships of EXPO '86, the World  Exposition  in
Vancouver, BC Canada.

ITEM 10. EXECUTIVE COMPENSATION

The Company's sole officer and director receives no compensation for his respective services rendered to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

There are no persons known to the Company, as of March 28, 2001 to be a beneficial owner of five percent (5%) or more of the Company's common stock, and none of the directors or officers own any of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no relationships or related transactions to report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A) Articles of Incorporation are incorporated by reference to exhibit A of the Company's amended Form 10-KSB, filed on June
20, 2000.

B) By-Laws are incorporated by reference to exhibit A of the Company's amended Form 10-KSB, filed on June 20, 2000.

C)  Financial Statements

          Report  of  Independent Auditors, KPMG,  LLP,  dated
            March 9, 2001.

          Balance  Sheet as at December 31, 2000 and  December
            31, 1999.

          Statement of Operations for each of the years in the three year period ended December 31, 2000 and for the period from inception on May 14, 1992 to December 31, 2000.

          Statement of Stockholders' Equity for each of the years in the three year period ended December 31, 2000 and for the period from inception on May 14, 1992 to December 31, 2000.

          Statement of Cash Flows for each of the years in the three year period ended December 31, 2000 and for the period from inception on May 14, 1992 to December 31, 2000.

INDEPENDENT AUDITORS' REPORT
To the Stockholders and Director of
Electronic Identification, Inc.

We have audited the accompanying balance sheets of Electronic Identification, Inc. (a development stage enterprise) as at December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception on May 14, 1992 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In  our  opinion, the financial statements referred  to  above present fairly, in all material respects, the financial position of Electronic Identification, Inc. as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception on May 14, 1992 to December 31, 2000, in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG, LLP
Chartered Accountants
Vancouver, Canada
March 9, 2001
ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in U.S. dollars)

December 31, 2000 and 1999

                                           2000           1999

Assets

Current assets:
Cash                                             $  874        $  8,071
Accounts receivable                               3,496           4,280
Prepaid expenses and deposits                         -             351
Due from stockholder (note 9)                         -          65,700
                                             ----------      ----------
Total current assets                              4,370          78,402
Fixed assets (note 6)                            45,134          46,670
Patents (note 7)                                  7,729          10,005
                                             ----------      ----------
Total assets                                  $  57,233      $  135,077
                                             ==========      ==========
Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities     $  291,188      $  402,310
Due to director (note 8 (a))                     46,269          39,478
Due to stockholder (note 9)                      67,658         261,850
                                             ----------      ----------
Total current liabilities                       405,115         703,638
                                             ----------      ----------
Long-term debt                                  125,000               -
Total liabilities                               530,115         703,638

Stockholders' deficit:
Preferred stock:
Authorized:  5,000,000 stock,
 with $0.001 par value
Issued:  nil (1999 - nil)
Common stock (note 10):
Authorized:  70,000,000 stock,
 with $0.001 par value
Issued:  19,342,750 stock (1999 -                19,344          17,419
17,418,083)
Additional paid-in capital                   13,213,940      10,408,680
Deficit accumulated during the             (13,706,166)    (10,994,660)
development stage
                                           ------------    ------------
Total stockholders' deficit                   (472,882)       (568,561)
                                           ------------    ------------
Total liabilities and stockholders'           $  57,233      $  135,077
deficit
                                           ============    ============

Future operations (note 2)
Contingencies (note 11)
Subsequent events (note 15)


See accompanying notes to financial statements

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Expressed in U.S. dollars)

                                                                    Period from
                                                                    inception on
                                                                    May 14, 1992
                                                                    to
                                 Years ended December 31,           December 31,
                         2000         1999           1998           2000

Revenue:
Revenue                         $  -           $  -           $  -     $  254,996
Interest and other                 -            990          2,993          4,996
income
                                   -            990          2,993        259,992

Expenses:
General and                  753,339        922,097        888,857      4,275,498
administrative
(schedule)
Sales and marketing          685,468        303,875      1,006,689      3,067,384
(schedule)
Research and                   3,914         55,993        266,689      1,601,482
development (schedule)
Interest on long-term      1,252,042        493,586        216,026      2,277,654
debt (note 14)
Depreciation and              16,743         18,311         44,527        147,580
amortization
Write-off of leasehold             -              -              -         32,131
improvements (note 5)
                           2,711,506      1,793,862      2,422,788     11,401,729

Operating loss           (2,711,506)    (1,792,872)    (2,419,795)   (11,141,737)

Loss due to settlement
of debt by issuance of
common stock (note                 -    (1,258,323)      (663,068)    (1,921,391)
3(f))

Equity loss in and
write-down of
investment in
and advances to RFID
Datachip Technologies
Inc. (note 5)                      -              -            (1)      (358,835)

Write-off of advances              -              -              -      (284,203)

Net loss for the period $(2,711,506)   $(3,051,195)   $(3,082,864)  $(13,706,166)


Net loss per common
share information:
Basic and diluted          $  (0.15)      $  (0.22)      $  (0.67)



Weighted average number
of common shares used
in
computing net loss per
share, basic
and diluted (note         18,404,389     13,951,357      4,635,715
10(a))

See accompanying notes to financial statements


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Stockholders' Deficit
(Expressed in U.S. dollars)

                                                                                     Deficit
                                                                                     accumulated
                                                                         Additional  during the
                                                  Common stock (note     paid-in     development
                                                  10(a))
                                                  Shares      Amount     capital     stage

Balance, May 14, 1992 (inception)                          -        $  -        $  -        $  -

Loss for the period                                        -           -           -       (185)
Stock issued for cash                              3,111,111         700           -           -
Balance, December 31, 1992                         3,111,111         700           -       (185)

Loss for the period                                        -           -           -        (80)
Balance, December 31, 1993                         3,111,111         700           -       (265)

Loss for the period                                        -           -           -        (80)
Balance, December 31, 1994                         3,111,111         700           -       (345)

Loss for the period                                        -           -           -    (25,627)
Stock issued for cash                                444,445      15,300       4,700           -
Balance, December 31, 1995                         3,555,556      16,000       4,700    (25,972)

Loss for the period                                        -           -           - (1,312,673)
Stock returned to Company for cancellation         (2,275,55    (10,240)      10,240           -
                                                          6)
Stock issued for secured notes receivable            222,222       1,000     182,810           -
Stock issued for cash                                214,005         963     962,160           -
Balance, December 31, 1996                         1,716,227       7,723   1,159,910 (1,338,645)

Loss for the period                                        -           -           - (3,521,956)
Stock issued for cash                                222,222       1,000     999,000           -
Stock issued on settlement of convertible            639,027       2,875     497,124           -
debentures
Stock issued to settle expenses                       50,380         227      24,773           -
Intrinsic value of beneficial conversion of
liabilities
(note 14)                                                  -           -     316,000           -
Stock issue costs                                          -           -   (225,112)           -
Balance, December 31, 1997                         2,627,856      11,825   2,771,695 (4,860,601)

Loss for the period                                        -           -           - (3,082,864)
Stock issued on settlement of accounts payable       383,334       1,725     342,691           -
Stock issued for cash                              2,605,336      11,723     758,520           -
Stock issued on settlement of notes payable          298,033       1,341     151,249           -
Stock issued on settlement of convertible
debentures                                         1,944,590       8,751     678,880           -
Stock issued on settlement of legal claims           250,000       1,126     131,733           -
Stock issued on settlement of loan payable           355,555       1,600     114,902           -
Stock issued to settle expenses                    1,009,222       4,541     435,323           -
Intrinsic value of beneficial conversion of
liabilities
(note 14)                                                  -           -     175,653           -
Settlement of debt by issuance of common stock
(note 3(f))                                                -           -     663,068           -
Cancellation of redeemable common stock issued
to RFID Datachip Technologies Inc.                         -           -     226,670           -
Stock issue costs                                          -           -   (174,056)           -

Balance, December 31, 1998, carried forward        9,473,926      42,632   6,276,328 (7,943,465)

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Stockholders' Deficit, Continued
(Expressed in U.S. dollars)

                                                                                       Deficit
                                                                                       accumulated
                                                                          Additional   during the
                                               Common stock (note 10(a))  paid-in      development
                                               Shares       Amount        capital      stage

Balance, December 31, 1998, brought forward      9,473,926     $  42,632  $ 6,276,328  $ (7,943,465)

Net loss for the period                                  -             -            -    (3,051,195)
Stock issued on the settlement of
subscriptions
received for common stock                        3,440,000        15,480    1,044,520              -
Stock issued to settle expenses                  2,012,000         5,782      369,531              -
Stock issued on settlement of notes payable        500,000         2,250       97,750              -
Stock issued on settlement of convertible
debentures                                       1,992,157         3,392      398,640              -
Intrinsic value of beneficial conversion of
liabilities (note 14)                                    -             -      474,117              -
Settlement of debt by issuance of common stock
(note 3(f))                                              -             -    1,258,323              -
Authorized par value change resulting in an
increase in additional paid-in capital                   -      (52,117)       52,117              -
Stock issue costs                                        -             -     (48,474)              -
Compensatory benefit of stock options (note              -             -      485,828              -
10(d))

Balance, December 31, 1999                      17,418,083        17,419   10,408,680   (10,994,660)

Loss for the period                                      -             -            -    (2,711,506)

Stock issued to settle expenses                    908,000           908    1,130,892              -
Stock issued on the settlement of debt             966,667           967      425,033              -
Stock issued on recapitalization transaction
of
Girne Acquisition Corporation (note 4)             300,000           300            -              -
Stock cancelled                                  (250,000)         (250)            -              -
Intrinsic value of beneficial conversion of
liabilities (note 14)                                    -             -    1,249,335              -

Balance, December 31, 2000                      19,342,750     $  19,344  $13,213,940  $(13,706,166)        $              $


See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in U.S. dollars)

                                                                                         Period from
                                                                                         inception on
                                                                                         May 14, 1992 to
                                                       Years ended December 31,          December 31,
                                               2000          1999         1998           2000

 Cash flows from operating activities:
 Loss for the period                           $(2,711,506)   $(3,051,195   $(3,082,864)  $(13,706,166)
                                                                        )
 Items not involving cash:
 Depreciation and amortization                       16,743        18,311         44,527        147,580
 Loss due to settlement of debt by issuance
 of common stock (note 3(f))                              -     1,258,323        663,068      1,921,391
 Equity loss in and write-down of investment
 in and advances to RFID Datachip
 Technologies Inc. (note 5)                               -             -              1        358,835
 Write-off of leasehold improvements                      -             -              -         32,131
 Write-off of advances                                    -             -              -        284,203
 Write-down of fixed assets                               -             -         35,252         35,252
 Loss on disposal of fixed assets                         -             -         10,771         10,771
 Acquisition of in-process research and
 development                                              -             -              -        340,108
 Expenses settled with the issuance of
 notes payable                                            -             -              -        154,131
 Expenses settled with the issuance of stock      1,131,800       375,313        439,864      1,971,976
 Stock issued on recapitalization transaction
 of Girne Acquisition Corporation (note 4)              300             -              -            300
 Stock cancelled                                      (250)                        (250)
 Intrinsic value of beneficial conversion of
 liabilities into common stock (note 14)          1,249,335       474,117        175,653      2,215,105
 Compensatory benefit of stock options
 (note 9(d))                                              -       485,828              -        485,828
 Changes in non-cash operating working
 capital:
 Accounts receivable                                    783        45,648       (34,979)        (3,497)
 Prepaid expenses and deposits                          351          (11)         14,436              -
 Restricted cash                                          -        47,394          3,522              -
 Accounts payable and accrued liabilities         (111,121)      (65,752)        324,375        614,813
 Due to director (note 8 (a))                         6,791        39,478              -         46,269
 Due to stockholder (note 9)                      (128,492)        22,444      (108,333)         67,659
 Accounts payable to be settled with
 common stock                                             -             -              -        291,006
 Net cash used in operating activities            (545,266)     (350,102)    (1,514,707)    (4,732,555)

 Cash flows from investing activities:
 Bank overdraft                                           -             -       (15,968)              -
 Purchase of fixed assets                          (11,760)             -       (12,709)      (262,861)
 Acquisition of patent                              (1,171)             -       (13,410)       (14,581)
 Advances to RFID Datachip Technologies Inc.
 (note 5)                                                 -             -              -      (132,165)
 Other advances                                           -             -              -      (440,501)
 Net cash used in investing activities             (12,931)             -       (42,087)      (850,108)

 Cash flows from financing activities:
 Subscriptions received for common stock                  -             -        564,260      1,060,000
 Net proceeds on issuance of common stock                 -             -        596,188      2,354,899
 Net proceeds on issuance of convertible            426,000       353,558        400,961      1,938,780
 debentures
 Issuance of loan payable                           125,000             -              -        229,858
 Net cash provided by financing activities          551,000       353,558      1,561,409      5,583,537

 Increase (decrease) in cash                        (7,197)         3,456          4,615            874

 Cash, beginning of period                            8,071         4,615              -              -

 Cash, end of period                                 $  874      $  8,071       $  4,615         $  874

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows (continued)
(Expressed in U.S. dollars)

                                                                                         Period from
                                                                                         inception on
                                                                                         May 14, 1992 to
                                                       Years ended December 31,          December 31,
                                               2000          1999         1998           2000

 Supplemental non-cash investing and
 financing activities:
 Stock issued on the settlement of
 subscriptions
 received for common stock                             $  -             $           $  -   $  1,060,000
                                                                1,060,000
 Stock issued on settlement of accounts                   -             -        344,416        344,416
 payable
 Stock issued on settlement of notes payable              -       100,000        152,590        252,570
 Stock issued on settlement of convertible
 debentures                                         426,000       402,032        687,631      2,015,663
 Stock issued on settlement of legal claims               -             -        132,858        132,858
 Stock issued on settlement of loan payable               -             -        116,502        116,502
 Common stock issued on settlement of             1,131,800       375,313        439,864      1,971,976
 expenses
 Stock issued on recapitalization transaction
 of Girne Acquisition Corporation (note 4)              300             -              -            300
 Stock cancelled                                      (250)             -              -          (250)
 Cancellation of redeemable common stock                  -             -        226,670        226,670
 Intrinsic value of beneficial conversion of
 liabilities into common stock (note 14)          1,249,335       474,117        175,653      2,215,105
 Loss due to settlement of debt by
 issuance of common stock (note 3(f))                     -     1,258,323        663,068      1,921,391
 Issuance of common stock in exchange for
 secured notes                                            -             -              -        183,810
 Issuance of redeemable common stock                      -             -              -        226,670
 Authorized par value change resulting in an
 increase in additional paid in capital                   -        52,117              -         52,117



 Supplemental cash flow information:
 Cash paid for taxes                                   $  -          $  -           $  -           $  -
 Cash paid for interest                               2,707        28,921         27,382         59,010

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


1.   General:
  On April 23, 1999 Electronic Identification, Inc.(the "Company" or "El2") signed an Agreement and Plan of Merger with RFID Systems Corp. ("RFID"). This merger was completed on May 3, 1999.
  On March 1, 2000, the Company acquired, through a reorganization agreement, Girne Acquisition Corporation ("Girne"). Girne is a corporation organized and existing under the laws of the State of Delaware. At that date, Girne was an inactive shell company (note 4).

2.   Future operations:
  These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred operating losses aggregating $13,706,166. At December 31, 2000, the Company has a working capital deficiency of $400,745 and a stockholders' deficit of $472,882.
  The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise. Management continues to pursue additional sources of financing; however, there can be no guarantee that the required additional financing will be obtained. Failure to identify and obtain such financing may limit the Company's ability to satisfy its obligations as they come due which may, in turn, impair the Company's ability to continue as a going concern. This could negatively impact the recoverability of the carrying value of assets.
  These financial statements do not include any adjustments relating to the recoverability of assets and amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to continue as a going concern, assets and liabilities could require restatement on a liquidation basis, which would differ materially from the going concern basis.

3.   Significant accounting policies:
  (a)    Basis of presentation:
     These financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.
     The Company has not produced significant revenues and is a Development Stage Company as defined by Financial Accounting Standard ("FAS") No. 7.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


3.   Significant accounting policies (continued):
  (b)    Foreign currency translation:
     The Company's functional and reporting currency is the United States dollar. Transactions undertaken in a currency other than the United States dollar are remeasured into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company does not enter into derivative instruments to offset the impact of foreign currency fluctuations.
  (c)    Use of estimates:
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. Areas where significant estimates have been applied include the assessment of the ultimate liability arising out of legal contingencies and the recoverability of capital and intangible assets. Actual results could differ from these estimates.
  (d)  Fixed assets:
     Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

Assets                             Basis              Rate

Furniture and equipment            Straight-line      20%
Computers and technology           Declining-balance  30%
equipment

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

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


3.   Significant accounting policies (continued):
  (e)  Patents:
     Patents are recorded at cost and amortized using the straight-line method over a period of five years.
  (f)  Common stock issuances:
     During the year, common stock of the Company was issued for settlement of indebtedness. The Company did not incur a loss (1999 - $1,258,323; 1998 - $663,068) on this settlement resulting from any differences between the market value of common stock issued at the settlement date and the carrying value of the debt.
     Stock issue costs are accounted for as a reduction in the proceeds from the issuance of common stock.
  (g)    Research and development costs:
     Research and development costs are expensed as incurred.
  (h)  Stock-based compensation:
     The Company has elected to apply the intrinsic value principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-
     employees   are  accounted  for  under   SFAS   No.   123
     "Accounting for Stock-Based Compensation" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS 123 (see note 10(d)).
  (i)  Comprehensive loss:
     The Company has adopted FAS 130, "Comprehensive Income", which requires disclosure of comprehensive income or loss. The Company's net loss is equal to comprehensive loss for all periods.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


3.   Significant accounting policies (continued):
  (j)    Income taxes:
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that the realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.
  (k)  Net loss per common share:
     Loss per common share is calculated based on the weighted average number of common shares outstanding, which excludes subscribed but unissued shares. The number of shares used for loss per share purposes gives retroactive effect to the reverse stock split on May 4, 1998 (note 10(a)).
     As the effect of outstanding warrants is anti-dilutive, diluted loss per share does not differ from basic loss per share.

4.   Reorganization and recapitalization transactions:
  (a)  Girne reorganization:
     On March 1, 2000, the Company acquired, through a reorganization agreement, Girne, a corporation organized and existing under the laws of the State of Delaware. At that date, Grine was an inactive shell company. Under the terms and conditions of the reorganization agreement, each issued and outstanding share of common stock of Grine was exchanged pro rata for an aggregate of 1,000 shares of voting common stock of the Company at $0.001 par value per share. As a result, the Company issued 300,000 shares of common stock for the acquisition of Girne. Immediately after the transaction, the former shareholders of the Company controlled the combined entity. For accounting purposes, this transaction has been accounted for as an issuance of common shares by the Company for the net monetary assets of Girne which were nominal.
     Pursuant to the reorganization agreement, the Company was the surviving corporation and was continued under its present name as a corporation in the State of Nevada.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


4.   Reorganization (continued):
  (b)  RFID recapitalization:
     In 1997, EI2 merged with RFID. El2 was a corporation organized and existing under the laws of the State of Nevada. At that date, El2 was an inactive shell company. RFID was a developmental stage enterprise and was developing automatic identification and data collection systems utilizing radio frequency identification technology. El2 is continuing in this line of business. El2 had 1,000 shares of common stock outstanding. Under the terms and conditions of the Agreement, each issued and outstanding share of common stock of RFID was converted into one share of common stock of the Company. Immediately after the transaction, the former shareholders of RFID controlled the combined entity.
     This transaction has been accounted for as a recapitalization of RFID, effectively as if RFID had issued common shares to acquire the net monetary assets of El2. The net monetary assets acquired by El2 were as follows:


      Total assets                               $ 176,108
      Total liabilities                          1,800,613


  Under recapitalization accounting, these financial statements reflect the assets, liabilities, revenues and expenses of RFID from its inception on May 14, 1992 combined with those of El2 from the date the merger was completed.

5.   Investment in and advances to RFID Datachip Technologies
Inc. ("Datachip"):
  During 1996, the Company acquired 49.9% of the issued and outstanding common stock of Datachip, an unrelated party prior to the transaction, by way of a stock exchange. Datachip received 50,371 redeemable common stock of the Company valued at $4.50 per stock (as adjusted for reverse stock split (note 10(a)). During fiscal 1997, management determined that a permanent impairment in the value of its investment had occurred and as a result, the investment in Datachip was written down to a nominal value. During fiscal 1998, pursuant to a legal settlement, the Company returned all common stock of Datachip for consideration equal to the return and cancellation of the redeemable common stock previously issued, and wrote-off the balance of the carrying value of its investment in Datachip.



 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


6.   Fixed assets:

                                            Accumulated   Net book
December 31, 2000                 Cost      amortization    value

Furniture and equipment           $ 18,062       $ 7,341   $ 10,721
Computers and technology            82,363        47,950     34,413
equipment				   $ 100,425      $ 55,291   $ 45,134



                                            Accumulated   Net book
December 31, 1999              Cost         amortization   value

Furniture and equipment           $ 18,062       $ 4,308   $ 13,754
Computers and technology            70,603        37,687     32,916
equipment

                                  $ 88,665      $ 41,995   $ 46,670

7.   Patents:

                                  Years ended December 31,
                                  2000          1999

   Cost                               $ 15,927     $ 14,756
   Accumulated amortization              8,198        4,751

                                       $ 7,729     $ 10,005

8.   Related party transactions:
  (a)    Due to director:
     The amount due to the director represents a loan provided as well as expenses paid on behalf of the Company by the director. The loan is non-interest bearing, unsecured and has no specific terms of repayment.
  (b)    Transactions with director and officer:
     During the year, the Company was charged a total of nil (1999 - nil; 1998 - $602,721) for management and consulting  services by the director and officer  of  the
     Company. In 1998, the Company settled $238,548 of the $602,721 by issuing 641,667 shares of common stock of the Company.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


9.   Due to (due from) stockholder:
  The amount due to (due from) a minority stockholder represents services and loans provided to the Company. The amounts are paid off periodically throughout the year. The loans are non-interest bearing, unsecured and have no specific terms of repayment.

10.  Common stock:
  (a)    Reverse stock split:
     On May 4, 1998, the Company resolved to consolidate the number of preferred and common stock outstanding by a ratio of 4.5 old for one new common stock. The effect of this reverse stock split has been applied retroactively to these financial statements.
  (b)  Stock purchase warrants:
     Activity during the year ended December 31, 2000 is as follows:

               Outstanding                                          Outstanding
               Exercise      December                    Expired/   December,
Expiry date    price         1999      Granted  Exercised cancelled   2000

June 20, 2002        $2.93      4,444       -          -        -      4,444

     Activity during the year ended December 31, 1999 is as follows:

                Outstanding                                          Outstanding
                Exercise     December,                     Expired/  December,
Expiry date     price        1999      Granted  Exercised  cancelled  2000

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


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


10.  Common stock (continued):
  (d)  Stock options (continued):
     Stock option activity during the year ended December 31, 2000 is as follows:

          Weighted
          Average    Weighted  Outstanding                                Outstanding
Expiry    exercise   average   December,                       Expired/   December,
date      price      fair      1999        Granted  Exercised  cancelled   2000
                     value

February
24, 2002  $0.45      $0.25     3,125,000       -         -          -       3,125,000

     Stock option activity during the year ended December 31, 1999 is as follows:

          Weighted
          Average   Weighted  Outstanding                                  Outstanding
Expiry    exercise  average   December,                        Expired/    December,
date      price     fair      1999        Granted   Exercised  cancelled   2000
                    value

February
24, 2002  $0.45     $0.25            -   3,125,000         -        -       3,125,000

     There was no stock option activity during the year ended December 31, 1998. As options granted in 1999 have an exercise price equal to the market price at the date of grant, there was no compensation expense recorded for employees and directors in 1999.
     The weighted average fair value of options was calculated using the Black-Scholes option pricing formula.
     Had the compensation benefit been determined based on the fair value at the grant dates of the stock options and charged to earnings consistent with the measurement provision of FAS 123, the impact would be as follows:

                                                              Period from
                                                              inception on
                                                              May 14, 1992
                                                              to
                             Years ended December 31,         December 31,
                     2000          1999         1998          2000

Loss for the
period,
as reported          $(2,572,361)  $(3,051,195)  $(3,082,864)  $ (13,567,021)

Estimated fair
value
of option grants
to employees                    -    (292,743)              -       (292,743)

Pro forma loss       $(2,572,361) $(3,343,938)   $(3,082,864)  $ (13,859,764)


Loss per share           $ (0.14)     $ (0.24)       $ (0.67)


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


10.  Common stock (continued):
  (d)  Stock options (continued):
     The  fair  value  of the stock option  grants  have  been
     estimated using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield - 0%; risk-free interest rate- 5.875%, expected option life - 3 years, expected volatility - 80%.
  (e)  Rights:
     Pursuant to the Agreement and Plan of merger signed and completed on May 3, 1999, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing stock of the Company prior to May 31, 1999 will receive a right to purchase, for every ten stocks owned and tendered, an additional share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of the registration statement with the Securities Exchange Commission. Rights outstanding at December 31, 2000 are 1,205,149 (1999 - 1,169,295).

11.  Contingencies:
  The Company has determined that it is not possible at this time to predict the final outcome of the following legal contingencies. The Company has accrued its best estimate of potential damages that may be awarded pursuant to these legal contingencies. Any adjustment to that amount will be recorded in the period determinable.
  (a)  Chemoco NV ("Chemoco"):
     During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 155,556 common stock of the Company to Chemoco. It is the
     Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was canceled. On September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 700,000 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


11.  Contingencies (continued):
  (b)  Former director claim:
     On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 100,000 warrants of the Company exercisable at $0.375 per share and a further declaration that he was entitled to 600,000 warrants exercisable at $0.25 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.

12.  Income taxes:
  The Company has non-capital losses carried forward of approximately $11,240,000 which may be deducted in the calculation of taxable income of future periods until their expiry to December 31, 2007.
  Due to the uncertainty as to the utilization of deferred tax assets, a valuation allowance has been made to the extent of deferred tax assets at the year end.

                                   Years ended December 31,
                                 2000           1999

   Deferred tax assets:
   Losses carried forward          $ 4,700,000   $ 3,500,000
   Evaluation allowance at 100%    (4,700,000)    (3,500,000)

   Net deferred tax asset                  $ -           $ -

13.  Fair value of financial instruments:
  At December 31, 1999, the Company's financial instruments include cash, accounts receivable, due from stockholders, accounts payable and accrued liabilities, due to stockholders, director and officer. Due to their short-term to maturity or ability for prompt liquidation, the carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximates their fair value. The fair value of due to (due from) stockholders, directors and officers cannot be determined due to their related party nature (note 7(a)). Due to the nature of the relationship between the Company and the related parties and the lack of a ready market for such indebtedness, it is not possible to estimate the current fair value of this indebtedness.
  The   Company   has  not  entered  into  off-balance   sheet
  derivative instruments.
14.  Interest on long-term debt:
  Interest on long-term debt includes $1,249,335 (1999 - $474,117; 1998 - $175,653) of amortization of the effective premium equal to the intrinsic value calculated based on the difference between the quoted market price and the conversion price on conversions of debt.

15.  Subsequent events:
  Subsequent to year-end, the Company issued 2,028,261 shares of common stock on the settlement of expenses. Of the total stock issued, 1,475,000 common shares were for consulting services and the remaining 553,261 common shares were for legal services.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing,
 and Research and Development Expenses
(Expressed in U.S. dollars)

                                                                 Period from
                                                                 inception on
                                                                 May 14, 1992 to
                                  Years ended December 31,       December 31,
                             2000         1999       1998        2000

General and administrative:
Administrative fees             $ 16,631    $ 22,215    $ 24,237       $ 63,083
Bad debts                              -           -           -         75,778
Bank charges and interest            198       1,348       1,949         45,486
Consulting and contract          498,235     731,799     367,759      1,617,794
services
Legal and professional           184,860     150,909     176,286        949,960
Office                            13,675      23,647      66,604        148,805
Rent                              10,099      10,098      52,758        133,579
Salaries and benefits                  -           -      72,975        766,458
Stock administration               5,317      13,495      11,829         32,254
Telephone                          3,207       2,772       9,518         54,580
Travel and accommodation          15,610       2,558      17,470        295,943
Foreign exchange (gain)            5,507    (36,744)      87,472         91,778
loss

                               $ 753,339   $ 922,097   $ 888,857    $ 4,275,498


Sales and marketing:
Advertising                          $ -         $ -         $ -       $ 16,749
Consulting and contract          637,375     123,561     402,477      1,616,797
services
Entertainment and promotion       14,522      19,190      84,575        154,710
Investor relations                 3,367      99,618     245,107        385,079
Office                               281       4,080      15,685         78,263
Rent                                   -           -      94,230        137,318
Salaries and benefits                  -       2,287     109,502        291,342
Telephone and Internet             3,207       2,772      16,528         22,507
Travel and accommodation          26,716      52,367      38,585        364,619

                               $ 685,468   $ 303,875  $1,006,689    $ 3,067,384


Research and development:
Acquired in-process
research and
development                          $ -         $ -         $ -      $ 340,108
Consulting and contract            2,291      53,013     142,505        197,809
services
Office                               231           -       7,437        101,373
Salaries and benefits                  -           -      94,883        727,739
Supplies                             798           -       6,004        183,615
Travel and accommodation             594       2,980      15,860         50,838

                                 $ 3,914    $ 55,993   $ 266,689    $ 1,601,482


D)   Reports on Form 8-K

None







                          SIGNATURES

In  accordance  with  Section 13 or 15(d)  of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Electronic Identification, Inc.



                           By: /s/ Terry Kirby
                              Terry Kirby, President



                           Date: April 12, 2001