Form 10QSB
period 2001-03-31
ELECTRONIC IDENTIFICATION INC
filed 2001-05-15
CIK 1091967

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-27365


               ELECTRONIC IDENTIFICATION, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0440528
(State of organization) (I.R.S. Employer Identification No.)

1200 West Pender Street, Suite 411, Vancouver, BC, Canada
V6E 2S9
(Address of principal executive offices)

Registrant's telephone number, including area code, is (604)
684-8002.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There were 21,776,011 outstanding shares of the issuer's
Common Stock on May 1, 2001.


                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in United States dollars)

                                                  March 31,     December 31,
                                                     2001           2000
                                                 (Unaudited)     (Audited)
Assets

Current assets:
Cash                                                $  3,732           $  874
Accounts receivable                                    3,143            3,496
                                                 -----------      -----------
Total current assets                                   6,875            4,370
Fixed assets                                          42,083           45,134
Patents                                                6,834            7,729
                                                 -----------      -----------
Total assets                                       $  55,792        $  57,233

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities          $  261,942       $  291,188
Due to director                                       30,193           46,269
Due to stockholder                                    72,309           67,658
Short-term debt                                      105,000                -
                                                 -----------      -----------
Total current liabilities                            469,444          405,115

Long-term debt                                        10,000          125,000
                                                 -----------      -----------
Total liabilities                                    479,444          530,115

Stockholders' deficit:
Preferred stock:
Authorized:  5,000,000 stock,
 with $0.001 par value
Issued:  nil (2000 - nil)
Common stock:
Authorized:  70,000,000 stock,
 with $0.001 par value
Issued:  21,371,011 stock (2000 - 19,342,750)         21,372           19,344
Additional paid-in capital                        13,972,890       13,213,940
Deficit accumulated during the development      (14,417,914)     (13,706,166)
stage
                                                ------------     ------------
Total stockholders' deficit                        (423,652)        (472,882)
                                                ------------     ------------
Total liabilities and stockholders' deficit        $  55,792        $  57,233
                                                ============     ============

Future operations (note 2)
Contingencies (note 4)


See accompanying notes to financial statements

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)
(Expressed in United States dollars)

                                                                   Period from
                                                                   inception on
                                                                   May 14, 1992
                                                                        to
                                      Periods ended March 31,       March 31,
                                       2001            2000            2001
                                    (Restated -
                                      note 5)

Revenue:
Revenue                                    $  -             $  -      $  254,996
Interest and other income                     -                -           4,996
                                    -----------   --------------    ------------
                                              -                -         259,992

Operating expenses:
General and administrative              228,630           65,127       4,504,127
(schedule)
Sales and marketing (schedule)          438,517           21,604       3,505,902
Research and development                  7,510          (3,743)       1,608,993
(schedule)
Depreciation and amortization             3,945            3,760         151,525
Write-off of leasehold                        -                -          32,131
improvements
                                    -----------   --------------    ------------
                                        678,602           86,748       9,802,678
                                    -----------   --------------    ------------
Operating loss                        (678,602)         (86,748)     (9,542,686)

Interest on long-term debt (note         33,146        1,249,335       2,310,799
3)

Value of equity inducement for
 conversion and settlement
 of indebtedness                              -                -     (1,921,391)

Equity loss in and write-down
 of investment in and advances
 to RFID Datachip Technologies                -                -       (358,835)
Inc.

Write-off of advances
 to Infotag Corporation                       -                -       (284,203)
                                    -----------   --------------    ------------
Loss for the period                 $ (711,748)    $ (1,336,083)   $(14,417,914)
                                    ===========   ==============    ============

Net loss per common share
information:
Basic and diluted                     $  (0.04)        $  (0.08)
                                    ===========   ==============


Weighted average number of common
shares used in computing net loss
per
share, basic and diluted             19,611,002       17,645,190
                                    ===========   ==============

See accompanying notes to financial statements

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Stockholders' Deficit
(Unaudited)
(Expressed in United States dollars)

                                                                                           Deficit
                                                                                         accumulated
                                                                         Additional       during the
                                               Common stock                paid-in       development
                                          Shares          Amount           capital          stage
                                        ----------       ---------       -----------    -------------
Balance, December 31, 2000               19,342,750         $  19,344      $13,213,940   $(13,706,166)

Loss for the period                               -                 -                -       (711,748)

Stock issued to settle expenses           1,550,000             1,550          617,200               -
Stock issued on the settlement
 of long-term debt                          478,261               478          109,522               -
Intrinsic value of beneficial
 conversion of liabilities                        -                 -           32,228               -
                                      -------------      ------------     ------------  --------------
Balance, March 31, 2001                  21,371,011         $  21,372      $13,972,890   $(14,417,914)
                                      =============      ============     ============  ==============

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

                                                                                         Period from
                                                                                        inception on
                                                                                       May 14, 1992 to
                                                          Periods ended March 31,         March 31,
                                                          2001              2000            2001
                                                       (Restated -
                                                         note 5)
Cash flows from operating activities:
Loss for the period                                     $ (711,748)       $(1,336,083)   $(14,417,914)
Items not involving cash:
Depreciation and amortization                                 3,945              3,760         151,525
Loss due to settlement of debt by
issuance of common stock                                          -                  -       1,921,391
Equity loss in and write-down
 of investment in and advances
to RFID Datachip Technologies Inc.                                -                  -         358,835
Write-off of leasehold improvements                               -                  -          32,131
Write-off of advances
to Infotag Corporation                                            -                  -         284,203
Write-down of fixed assets                                        -                  -          35,252
Loss on disposal of fixed assets                                  -                  -          10,771
Acquisition of in-process research and development                -                  -         340,108
Expenses settled with the issuance of notes payable               -                  -         154,131
Gain on settlement of debt                                  (5,000)                  -         (5,000)
Expenses settled with the issuance of stock                 618,750                  -       2,590,726
Stock issued on recapitalization transaction
 of Girne Acquisition Corporation                                 -                300             300
Stock cancelled                                                   -                  -           (250)
Intrinsic value of beneficial conversion of
liabilities into common stock                                32,228          1,249,335       2,247,333
Compensatory benefit of stock options                             -                  -         485,828
Changes in non-cash operating working capital:
Accounts receivable                                             353              (596)         (3,143)
Prepaid expenses and deposits                                     -                  -               -
Restricted cash                                                   -                  -               -
Accounts payable and accrued liabilities                   (29,245)          (118,417)         585,567
Due to director                                            (16,076)             65,700          30,193
Due to stockholder                                            4,651          (157,293)          72,310
Accounts payable to be settled with common stock                  -                  -         291,006
                                                       ------------    ---------------  --------------
Net cash used in operating activities                     (102,142)          (293,294)     (4,834,697)

Cash flows from investing activities:
Bank overdraft                                                    -                  -               -
Purchase of fixed assets                                          -                  -       (262,861)
Acquisition of patent                                             -              (601)        (14,581)
Advances to RFID Datachip Technologies Inc.                       -                  -       (132,165)
Acquisition of Girne Acquisition Corp.                            -                  -
Other advances                                                    -                  -       (440,501)
                                                       ------------    ---------------  --------------
Net cash used in investing activities                             -              (601)       (850,108)

Cash flows from financing activities:
Subscriptions received for common stock                           -                  -       1,060,000
Net proceeds on issuance of common stock                          -                  -       2,354,899
Net proceeds on issuance of convertible debentures                -            276,000       1,938,780
Issuance of loan payable                                          -             15,000         229,858
Net proceeds from issue of short-term debt                  105,000                  -         105,000
                                                       ------------    ---------------  --------------
Net cash provided by financing activities                   105,000            291,000       5,688,537
                                                       ------------    ---------------  --------------

Increase (decrease) in cash                                   2,858            (2,895)           3,732

Cash, beginning of period                                       874              8,071               -
                                                       ------------    ---------------  --------------

Cash, end of period                                        $  3,732           $  5,176        $  3,732
                                                       ============    ===============  ==============

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows (continued)
(Unaudited)
(Expressed in United States dollars)

                                                                                           Period from
                                                                                           inception on
                                                                                         May 14, 1992 to
                                                           Periods ended March 31,          March 31,
                                                            2001             2000              2001

Supplemental non-cash investing and financing
activities:
Stock issued on the settlement of subscriptions
received for common stock                                       $  -               $  -      $  1,060,000
Stock issued on settlement of accounts payable                     -                  -           344,416
Stock issued on settlement of notes payable                        -                  -           252,570
Stock issued on settlement of convertible
debentures                                                         -                  -         2,015,663
Stock issued on settlement of legal claims                         -                  -           132,858
Stock issued on settlement of long-term debt                 110,000                  -           231,502
Stock issued on settlement of expenses                       618,750                  -         1,971,976
Stock issued on recapitalization transaction of
 Girne Acquisition Corporation                                     -                  -               300
Stock cancelled                                                    -                  -             (250)
Cancellation of redeemable common stock                            -                  -           226,670
Intrinsic value of beneficial conversion of
 liabilities into common stock                                32,228          1,249,335         2,215,105
Loss due to settlement of debt by
 issuance of common stock                                          -                  -         1,921,391
Issuance of common stock in exchange for
 secured notes                                                     -                  -           183,810
Issuance of redeemable common stock                                -                  -           226,670
Authorized par value change resulting in an
 increase in additional paid in capital                            -                  -            52,117
                                                         ===========       ============       ===========


Supplemental cash flow information:
Cash paid for taxes                                             $  -               $  -              $  -
Cash paid for interest                                           918                 98            60,413
                                                         ===========       ============       ===========

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three month periods ended March 31, 2001 and 2000


1.   General:
  The unaudited condensed financial statements have been prepared by Electronic Identification, Inc. ("EI2") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements and notes included herein should be read in conjunction with EI2's audited financial statements and notes for the year ended December 31, 2000, included in EI2's Registration Statement on Form 10-KSB.
  As the Company has not produced significant revenues to March 31, 2001, it is considered to be a developmental stage enterprise for accounting purposes as defined by Financial Accounting Standard ("FAS") No. 7.

2.   Future operations:
  These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred operating losses aggregating $14,417,914. At March 31, 2001, the Company has a working capital deficiency of $472,569 and a stockholders' deficit of $423,652.
  The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise. Management continues to pursue additional sources of financing; however, there can be no guarantee that the required additional financing will be obtained. Failure to identify and obtain such financing may limit the Company's ability to satisfy its obligations as they come due which may, in turn, impair the Company's ability to continue as a going concern. This could negatively impact the recoverability of the carrying value of assets.
  These financial statements do not include any adjustments relating to the recoverability of assets and amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to continue as a going concern, assets and liabilities could require restatement on a liquidation basis, which would differ materially from the going concern basis.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three month periods ended March 31, 2001 and 2000


3.   Interest on long-term debt:
  Interest on long-term debt includes $32,228 of amortization of the effective discount on issuance of convertible debt, equal to the intrinsic value calculated as the excess of the quoted market price at the date of issuance of the debt over the conversion price.

4.   Contingencies:
  The Company has determined that it is not possible at this time to predict the final outcome of the following legal contingencies. The Company has accrued its best estimate of potential damages that may be awarded pursuant to these legal contingencies. Any adjustment to that amount will be recorded in the period determinable.
  (a)  Chemoco NV ("Chemoco"):
     During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 155,556 common stock of the Company to Chemoco. It is the Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was canceled. On September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 700,000 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.
  (b)  Former director claim:
     On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 100,000 warrants of the Company exercisable at $0.375 per share and a further declaration that he was entitled to 600,000 warrants exercisable at $0.25 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three month periods ended March 31, 2001 and 2000


5.   Prior period adjustments:
  The Company's financial statements as of March 31, 2000, have been restated to adjust the previously reported accounting treatment of the acquisition of Girne Acquisition Corporation ("Girne"), and to recognize interest expense on shares issued for services in that period.
  On March 1, 2000, the Company acquired, through a reorganization agreement, Girne, a corporation organized and existing under the laws of the State of Delaware. At that date, Girne was an inactive shell company. Under the terms and conditions of the reorganization agreement, each issued and outstanding share of common stock of Girne was exchanged pro rata for an aggregate of 1,000 shares of voting common stock of the Company at $0.001 par value per share. As a result, the Company issued 300,000 shares of common stock for the acquisition of Girne. Immediately after the transaction, the former shareholders of the Company controlled the combined entity. Pursuant to the reorganization agreement, the Company was the surviving corporation and was continued under its present name as a corporation in the State of Nevada.
  As reported in the financial statements for the period ended March 31, 2000, the Girne transaction was accounted for as an investment. In these financial statements, the acquisition has been accounted for as an issuance of common shares by the Company for the nominal net monetary assets of Girne. This accounting is consistent with that applied in the Company's financial statements for the year ended December 31, 2000. In addition, interest expense has now been recognized for the settlement of expenses with common stock at a value below market value. As a result, certain of the comparative figures presented for the three month period ended
  March   31,  2001  have  been  restated  to  conform  to  the   2001
  presentation.
  The effect of the restatements are as follows:

  Balance sheet as of March 31, 2000:

                                              As previously
                                              reported        As restated

Accounts receivable                                $  9,193        $   4,876
Acquisition - Girne Corporation                     586,824                -
Fixed assets                                         34,477           43,786
Patents                                              11,390            9,730
Accounts payable and accrued liabilities            332,612          283,893
Due to director                                           -           38,334
Due to stockholder                                  111,118          105,701
Long-term debt                                            -           15,000
Common stock                                         17,770           18,086
Additional paid-in capital                       11,363,819       11,933,648
Deficit accumulated during the development
stage                                          (11,177,907)     (12,330,743)
                                              =============    =============

5.   Prior period adjustments (continued):
  Statement of operations for the period ended March 31, 2000:

                                    As previously
                                    reported       As restated

General and administration             $  55,734       $  65,127
Sales and marketing                       19,917          21,604
Research and development                 (3,725)         (3,743)
Interest on long-term debt                     -       1,249,335
Depreciation and amortization                  -           3,760
Loss for the period                       71,926       1,336,083
                                     ===========     ===========


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

General and Administrative, Sales and Marketing,
 and Research and Development Expenses              Schedules
(Unaudited)
(Expressed in United States dollars)

                                                             Period from
                                                             inception on
                                                             May 14, 1992
                                                                  to
                                Periods ended March 31,       March 31,
                                   2001          2000            2001

General and administrative:
Administrative fees                $  1,294       $  4,767       $  64,376
Bad debts                                 -              -          75,778
Bank charges and interest                88             98          45,574
Consulting and contract             197,667         31,992       1,815,460
services
Legal and professional               34,751          6,967         984,711
Office                                5,039          3,632         153,844
Rent                                  2,454          2,580         136,034
Salaries and benefits                     -              -         766,458
Stock administration                    648            798          32,902
Telephone                               885          1,060          55,465
Travel and accommodation              1,893          4,269         297,836
Foreign exchange (gain) loss       (16,089)          8,964          75,689
                               ------------   ------------     -----------
                                 $  228,630      $  65,127      $4,504,127


Sales and marketing:
Advertising                            $  -           $  -       $  16,749
Consulting and contract             427,650         12,040       2,044,448
services
Entertainment and promotion           4,683          4,607         159,393
Investor relations                        -          3,440         385,079
Office                                  134              -          78,396
Rent                                      -              -         137,318
Salaries and benefits                     -              -         291,342
Telephone and Internet                  885          1,060          23,392
Travel and accommodation              5,165            457         369,785
                               ------------   ------------     -----------
                                 $  438,517      $  21,604      $3,505,902


Research and development:
Acquired in-process research
and
development                            $  -           $  -      $  340,108
Consulting and contract               7,510        (3,850)         205,320
services
Office                                    -              -         101,373
Salaries and benefits                     -              -         727,739
Supplies                                  -            107         183,615
Travel and accommodation                  -              -          50,838
                               ------------   ------------     -----------
                                   $  7,510     $  (3,743)    $  1,608,993
                               ============   ============     ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

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

The Company's Smart Cards utilize "contact" and "contactless" systems and therefore do not necessarily require the use of a magnetic stripe or insertion into a terminal as is required by contacted cards ("Contacted Card(s)"), such as credit cards and ATM cards. Contacted Cards in use today are typically limited to storing information as opposed to "intelligent" Smart Cards, which have processing capabilities similar to that of a personal computer. The Company's Smart Card System involves direct wireless radio frequency communications and magnetic induction between a chip in the Smart Card and a terminal. Moreover, the Company's contactless Smart Card Systems do not require insertion in a terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical ability and in both indoor and outdoor locations.

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

PERIOD ENDED MARCH 31, 2001 COMPARED TO PERIOD ENDED MARCH 31,
2000

REVENUES
Revenues were nil for both periods. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A")
G&A expenses for the period increased to $228,630 in 2001 from $65,127 in 2000. This increase is almost entirely attributable to expenses incurred for G&A consulting and legal services. The Company continues to work with its consultants to form strategic alliances and partnerships, and higher legal fees are being incurred due to legal advice, preparation of agreements and legal assistance provided to the company with respect to its SEC reporting requirements.

SALES AND MARKETING EXPENSES ("S&M")
S&M expenses increased to $438,517 in the period ended March 31, 2001 from $21,604 for the same period in 2000. This increase is primarily due to the hiring of consultants to form strategic alliances and partnerships, demonstrate the Company's technology and market its products.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D")
R&D increased to $7,510 in the first quarter of 2001 compared to ($3,743) for the first quarter of 2000. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The costs of R&D are now borne by the Company's partners.

DEPRECIATION AND AMORTIZATION EXPENSE
The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

INTEREST ON LONG-TERM DEBT
For the period ended March 31, 2001, the Company incurred $33,146 in interest expense which includes $32,228 of amortization of the effective discount on issuance of long-term debt, equal to the intrinsic value calculated as the excess of the quoted market price at the date of issuance of the debt over the conversion price.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary need for capital is for the sales and marketing of its products.

CASH FLOW
The Company had cash and cash equivalents of $3,732 and $5,176 as of March 31, 2001 and 2000, respectively.
CAPITALIZATION
The Company's capitalization of $13,994,262 as of March 31, 2001 is comprised entirely of stockholders' equity. The Company has short-term debt of $469,444, long-term debt of $10,000 and stockholders' deficit of $423,652.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell stock during the quarter that was not registered under the Securities Act (see below under Item 5 for the issuance of registered stock). At the end of the quarter there were 21,371,011 shares of common stock outstanding.

ITEM 3.   Not Applicable

ITEM 4.   Not Applicable

ITEM 5.   OTHER INFORMATION

Registration of stock

On  January  25, 2001, the Company filed a Form S-8  to  register
478,261 shares of its common stock to be issued to a lawyer for providing services to the Company.

On  February  23, 2001, the Company filed a Form S-8 to  register
1,425,000 shares of its common stock to be issued to various lawyers and consultants for providing services to the Company.

On  February  26, 2001 the Company filed a Form S-8  to  register
125,000 shares of its common stock to be issued to a consultant for providing services to the Company.

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



                           Date: May 15, 2001