Form 10QSB
period 2001-06-30
ELECTRONIC IDENTIFICATION INC
filed 2001-08-13
CIK 1091967

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 000-27365


               ELECTRONIC IDENTIFICATION, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0440528
(State of organization) (I.R.S. Employer Identification No.)

1200 West Pender Street, Suite 411
Vancouver, BC, Canada V6E 2S9
(Address of principal executive offices)

Registrant's telephone number, including area code, is
(604) 684-8002.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There were 21,776,011 outstanding shares of the issuer's
Common Stock on August 1, 2001.


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in United States dollars)

                                                      June 30,         December 31,
                                                        2001               2000
                                                     (Unaudited)        (Audited)
Assets

Current assets:
 Cash                                                      $   813             $   874
 Accounts receivable                                         5,768               3,496
                                                       -----------          ----------
Total current assets                                         6,581               4,370
Fixed assets                                                39,032              45,134
Patents                                                      5,939               7,729
                                                       -----------          ----------
Total assets                                            $   51,552          $   57,233
                                                       ===========          ==========
Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable and accrued liabilities              $   296,134         $   291,188
 Due to director                                            33,612              46,269
 Due to stockholder                                         88,915              67,658
 Short-term debt                                           140,000                   -
                                                       -----------          ----------
Total current liabilities                                  558,661             405,115

Long-term debt                                              10,000             125,000
                                                       -----------          ----------
Total liabilities                                          568,661             530,115

Stockholders' deficit:
 Preferred stock:
  Authorized:  5,000,000 stock, with $0.001
   par value
  Issued:  nil (2000 - nil)
 Common stock:
  Authorized:  70,000,000 stock, with $0.001
   par value
  Issued:  21,371,011 stock (2000 - 19,342,750)             21,371              19,344
 Additional paid-in capital                             14,040,669          13,213,940
 Deficit accumulated during the development stage     (14,579,149)        (13,706,166)
                                                      ------------          ----------
Total stockholders' deficit                              (517,109)           (472,882)
                                                       -----------          ----------
Total liabilities and stockholders' deficit             $   51,552          $   57,233
                                                       ===========          ==========

Future operations (note 2)
Contingencies (note 3)

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)
(Expressed in United States dollars)

                                                                                 Period from
                                                                                 inception on
                                                                               May 14, 1992 to
                                                  Periods ended June 30,           June 30,
                                                   2001            2000              2001

Revenue:
 Revenue                                              $   -             $   -      $   254,996
 Interest and other income                                -                 -            4,996
                                                -----------       -----------    -------------
                                                          -                 -          259,992

Operating expenses:
 General and administrative (schedule)               63,728           385,672        4,567,855
 Sales and marketing (schedule)                      93,502           406,858        3,599,404
 Research and development (schedule)                      -             7,403        1,608,993
 Depreciation and amortization                        3,945                 -          155,470
 Write-off of leasehold improvements                      -                 -           32,131
                                                -----------       -----------    -------------
                                                    161,175           799,933        9,963,853
                                                -----------       -----------    -------------
Operating loss                                    (161,175)         (799,933)      (9,703,861)

Interest on long-term debt                               60               712        2,310,859

Value of equity inducement for conversion
and settlement of indebtedness                            -                 -      (1,921,391)

Equity loss in and write-down of
 investment in and advances to RFID
 Datachip Technologies Inc.                               -                 -        (358,835)

Write-off of advances to
 Infotag Corporation                                      -                 -        (284,203)
                                                -----------       -----------    -------------
Loss for the period                             $ (161,235)       $ (800,645)    $(14,579,149)
                                                ===========       ===========    =============

See accompanying notes to financial statements.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)


                                                                                                Period from
                                                                                               inception on
                                                                                              May 14, 1992 to
                                                               Periods ended June 30,            June 30,
                                                               2001              2000              2001

Cash flows from operating activities:
 Loss for the period                                          $ (161,235)       $ (800,645)    $ (14,579,149)
 Items not involving cash:
  Depreciation and amortization                                     3,945                 -           155,470
  Loss due to settlement of debt by issuance
   of common stock                                                      -                 -         1,921,391
  Equity loss in and write-down of investment in and
   advances to RFID Datachip Technologies Inc.                          -                 -           358,835
  Write-off of leasehold improvements                                   -                 -            32,131
  Write-off of advances to Infotag Corporation                          -                 -           284,203
  Write-down of fixed assets                                            -                 -            35,252
  Loss on disposal of fixed assets                                      -                 -            10,771
  Acquisition of in-process research and development                    -                 -           340,108
  Expenses settled with the issuance of notes payable                   -                 -           154,131
  Gain on settlement of debt                                            -                 -           (5,000)
  Expenses settled with the issuance of stock                      81,000           576,973         2,671,726
  Stock issued on recapitalization transaction
   of Girne Acquisition Corporation                                     -                 -               300
  Stock cancelled                                                       -                 -             (250)
  Intrinsic value of beneficial conversion of
   liabilities into common stock                                        -                 -         2,247,333
  Compensatory benefit of stock options                                 -                 -           485,828
  Foreign exchange gain (loss)                                   (13,221)           126,495          (13,221)
Changes in non-cash operating working capital:
  Accounts receivable                                             (2,625)             3,597           (5,768)
  Accounts payable and accrued liabilities                         34,192          (22,198)           619,759
  Due to stockholders, directors and officers                      20,025           122,892           122,528
  Accounts payable to be settled with common stock                      -                 -           291,006
                                                            -------------    --------------     -------------
 Net cash provided by (used in) operating activities             (37,919)             7,114       (4,872,616)

Cash flows from investing activities:
 Purchase of fixed assets                                               -          (11,448)         (262,861)
 Acquisition of patent                                                  -                 -          (14,581)
 Advances to RFID Datachip Technologies Inc.                            -                 -         (132,165)
 Other advances                                                         -                 -         (440,501)
                                                            -------------    --------------     -------------
 Net cash used in investing activities                                  -          (11,448)         (850,108)

Cash flows from financing activities:
 Subscriptions received for common stock                                -                 -         1,060,000
 Net proceeds on issuance of common stock                               -                 -         2,354,899
 Net proceeds on issuance of convertible debentures                     -                 -         1,938,780
 Issuance of loan payable                                               -                 -           229,858
 Net proceeds from issue of short-term debt                        35,000                 -           140,000
                                                            -------------    --------------     -------------
 Net cash provided by financing activities                         35,000                 -         5,723,537
                                                            -------------    --------------     -------------
Increase (decrease) in cash                                       (2,919)           (4,334)               813
Cash, beginning of period                                           3,732             5,176                 -
                                                            -------------    --------------     -------------
Cash, end of period                                               $   813           $   842           $   813
                                                            =============    ==============     =============

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows (continued)
(Unaudited)
(Expressed in United States dollars)

                                                                                        Period from
                                                                                       inception on
                                                                                      May 14, 1992 to
                                                        Periods ended June 30,           June 30,
                                                        2001              2000             2001

Supplemental non-cash investing and financing
 activities:
 Stock issued on the settlement of subscriptions
  received for common stock                                  $   -             $   -   $   1,060,000
 Stock issued on settlement of accounts payable                  -                 -         344,416
 Stock issued on settlement of notes payable                     -                 -         252,570
 Stock issued on settlement of convertible
  debentures                                                     -                 -       2,015,663
 Stock issued on settlement of legal claims                      -                 -         132,858
 Stock issued on settlement of long-term debt                    -                 -         231,502
 Stock issued on settlement of expenses                          -                 -       1,971,976
 Stock issued on recapitalization transaction
  of Girne Acquisition Corporation                               -                 -             300
 Stock cancelled                                                 -                 -           (250)
 Cancellation of redeemable common stock                         -                 -         226,670
 Intrinsic value of beneficial conversion of
  liabilities into common stock                                  -                 -       2,215,105
 Loss due to settlement of debt by
  issuance of common stock                                       -                 -       1,921,391
 Issuance of common stock in exchange for
  secured notes                                                  -                 -         183,810
 Issuance of redeemable common stock                             -                 -         226,670
 Authorized par value change resulting in an
  increase in additional paid in capital                         -                 -          52,117
                                                     =============    ==============   =============

Supplemental cash flow information:
 Cash paid for taxes                                         $   -             $   -           $   -
 Cash paid for interest                                         60               712          60,473
                                                     =============    ==============   =============

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three month periods ended June 30, 2001 and 2000


1.   General:
  The unaudited condensed financial statements have been prepared by Electronic Identification, Inc. ("EI2") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements and notes included herein should be read in conjunction with EI2's audited financial statements and notes for the year ended December 31, 2000, included in EI2's Registration Statement on Form 10-KSB.
  As the Company has not produced significant revenues to June 30, 2001, it is considered to be a developmental stage enterprise for accounting purposes as defined by Financial Accounting Standard ("FAS") No. 7.

2.   Future operations:
  These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred operating losses aggregating $14,579,149. At June 30, 2001, the Company has a working capital deficit of $552,080 and a stockholders' deficit of $517,109.
  The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise. Management continues to pursue additional sources of financing; however, there can be no guarantee that the required additional financing will be obtained. Failure to identify and obtain such financing may limit the Company's ability to satisfy its obligations as they come due which may, in turn, impair the Company's ability to continue as a going concern. This could negatively impact the recoverability of the carrying value of assets.
  These financial statements do not include any adjustments relating to the recoverability of assets and amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to continue as a going concern, assets and liabilities could require restatement on a liquidation basis, which would differ materially from the going concern basis.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three month periods ended June 30, 2001 and 2000


3.   Contingencies:
  The Company has determined that it is not possible at this time to predict the final outcome of the following legal contingencies. The Company has accrued its best estimate of potential damages that may be awarded pursuant to these legal contingencies. Any adjustment to that amount will be recorded in the period determinable.
  (a)  Chemoco NV ("Chemoco"):
     During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 155,556 common stock of the Company to Chemoco. It is the Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was canceled. On September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 700,000 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.
  (b)  Former director claim:
     On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 100,000 warrants of the Company exercisable at $0.375 per share and a further declaration that he was entitled to 600,000 warrants exercisable at $0.25 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.








ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

General and Administrative, Sales and Marketing,
 and Research and Development Expenses              Schedules
(Unaudited)
(Expressed in United States dollars)



                                                                                 Period from
                                                                                inception on
                                                                               May 14, 1992 to
                                                 Periods ended June 30,           June 30,
                                                  2001             2000             2001

    General and administrative:
      Administrative fees                                 -             4,012          64,376
      Bad debts                                           -                 -          75,778
      Bank charges and interest                          70               (5)          45,644
      Consulting and contract services               27,778           215,203       1,843,238
      Legal and professional                         28,323           154,157       1,013,034
      Office                                          2,802             2,996         156,646
      Rent                                            2,451             2,539         138,485
      Salaries and benefits                               -                 -         766,458
      Stock administration                            1,967             1,496          34,869
      Telephone                                         274             2,145          55,739
      Travel and accommodation                            -             3,144         297,836
      Foreign exchange (gain) loss                       63              (15)          75,752
                                                 ----------        ----------    ------------
                                                     63,728           385,672       4,567,855
                                                 ==========        ==========    ============

    Sales and marketing:
      Advertising                                         -                 -          16,749
      Consulting and contract services               90,804           382,747       2,135,252
      Entertainment and promotion                         -             6,796         159,393
      Investor relations                              2,424                 -         387,503
      Office                                              -               163          78,396
      Rent                                                -                 -         137,318
      Salaries and benefits                               -                 -         291,342
      Telephone and internet                            274                 -          23,666
      Travel and accommodation                            -            17,152         369,785
                                                 ----------        ----------    ------------
                                                     93,502           406,858       3,599,404
                                                 ==========        ==========    ============

    Research and development:
      Acquired in-process research
       and development                                    -                 -         340,108
      Consulting and contract services                    -             6,094         205,320
      Office                                              -                 -         101,373
      Salaries and benefits                               -                 -         727,739
      Supplies                                            -               712         183,615
      Travel and accommodation                            -               597          50,838
                                                 ----------        ----------    ------------
                                                          -             7,403       1,608,993
                                                 ==========        ==========    ============



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

PERIOD ENDED JUNE 30, 2001 COMPARED TO PERIOD ENDED JUNE 30, 2000

REVENUES
Revenues were nil for both periods. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A")
G&A expenses for the period decreased to $63,728 in 2001 from $385,672 in 2000. This decrease is almost entirely attributable to lower expenses incurred for G&A consulting and legal services. The Company continues to work with its consultants to form strategic alliances and partnerships, and legal fees are being incurred for legal advice, preparation of agreements and legal assistance provided to the company with respect to its SEC reporting requirements.

SALES AND MARKETING EXPENSES ("S&M")
S&M expenses decreased to $93,502 in the period ended June 30, 2001 from $406,858 for the same period in 2000. This Company continues to work with its consultants to form strategic partnerships, demonstrate the Company's technology and market its products.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D")
R&D decreased to $nil in the second quarter of 2001 compared to $7,403 for the second quarter of 2000. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The costs of R&D are now borne by the Company's partners.

DEPRECIATION AND AMORTIZATION EXPENSE
The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary need for capital is for the sales and marketing of its products.

CASH FLOW
The Company had cash and cash equivalents of $813 and $842 as of June 30, 2001 and 2000, respectively.

CAPITALIZATION
The Company's capitalization of $14,062,040 as at June 30, 2001 is comprised entirely of stockholders' equity. The Company has short-term debt of $140,000, long-term debt of $10,000 and a stockholders' deficit of $517,109.

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

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS


This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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

ITEM 3.   Not Applicable

ITEM 4.   Not Applicable

ITEM 5.   OTHER INFORMATION

Registration of stock

On May 1, 2001 the Company filed a Form S-8 to register 405,000 shares of its common stock for issuance to a consultant for providing services to the Company.

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



                           Date: August 13, 2001