Form 10QSB/A
period 2001-06-30
ELECTRONIC IDENTIFICATION INC
filed 2001-10-01
CIK 1091967

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                        FORM 10-QSBA
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 Commission File
No. 000-27365
6


               ELECTRONIC IDENTIFICATION, INC.
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0440528
(State of organization) (I.R.S. Employer Identification No.)

1200 West Pender Street, Suite 411, Vancouver, BC, Canada V6E 2S9
(Address of principal executive offices)

Registrant's telephone number, including area code, is (604)684-8002.

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

Balance Sheets
(Expressed in United States dollars)

                                                    June 30,     December 31,
                                                      2001           2000
                                                   ----------     -----------
                                                  (Unaudited)      (Audited)
Assets

Current assets:
  Cash                                                 $   822         $   874
  Accounts receivable                                    5,828           3,496
                                                 -------------   -------------
  Total current assets                                   6,650           4,370
Fixed assets                                            39,205          45,134
Patents                                                  6,061           7,729
                                                 -------------   -------------
Total assets                                        $   51,916      $   57,233

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities         $   303,898      $  291,188
  Due to director                                       33,353          46,269
  Due to stockholder                                    89,855          67,658
  Short-term debt                                      140,000               -
                                                 -------------   -------------
  Total current liabilities                            567,106         405,115

Long-term debt                                          10,000         125,000
                                                 -------------   -------------
Total liabilities                                      577,106         530,115

Stockholders' deficit:
  Preferred stock:
   Authorized:  5,000,000 stock, with $0.001
    par value
   Issued:  nil (2000 - nil)
  Common stock:
   Authorized:  70,000,000 stock, with $0.001
    par value
   Issued:  21,776,011 stock (2000 - 19,342,750         21,777          19,344
  Additional paid-in capital                        14,053,485      13,213,940
  Deficit accumulated during the development
   stage                                          (14,600,452)    (13,706,166)
                                                 -------------   -------------
Total stockholders' deficit                          (525,190)       (472,882)

Total liabilities and stockholders' deficit         $   51,916      $   57,233
                                                 =============   =============

Future operations (note 2)
Contingencies (note 4)


See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)
(Expressed in United States dollars)

                                                                                        Period from
                                                                                        inception on
                                         Three months               Six months          May 14, 1992 to
                                        ended June 30,            ended June 30,          June 30,
                                      -----------------       -----------------------  -------------
                                      2001          2000        2001          2000          2001
                                    ---------   -----------   ---------    ---------     ----------
                                                                          (Restated -
                                                                          note 5)

Revenue:
  Revenue                                $   -         $   -       $   -         $   -    $   254,996
  Interest and other income                  -             -           -             -          4,996
                                             -             -           -             -        259,992
                                   -----------    ----------  ----------   -----------   ------------
Operating expenses:
  General and administrative
   (schedule)                           85,405       395,796     314,035       460,923      4,589,533
  Sales and marketing (schedule)        93,379       408,559     531,899       430,163      3,599,283
  Research and development
   (schedule)                             (26)         7,453       7,484         3,710      1,608,966
  Depreciation and amortization          3,780         4,622       7,725         8,382        155,305
  Write-off of leasehold
   improvements                              -             -           -             -         32,131
                                   -----------    ----------  ----------   -----------   ------------
                                       182,538       816,430     861,143       903,178      9,985,218
                                   -----------    ----------  ----------   -----------   ------------
Operating loss                         182,538       816,430     861,143       903,178      9,725,226

Interest on long-term debt (note 3)          -             -      33,143     1,249,335      2,310,797

Value of equity inducement for
 conversion and settlement of
 indebtedness                                -             -           -             -      1,921,391

Equity loss in and write-down of
 investment in and advances to
 RFID Data Chip Technologies Inc.            -             -           -             -        358,835

Write-off of advances to Infotag
 Corp.                                       -             -           -             -        284,203
                                   -----------    ----------  ----------   -----------   ------------
Loss for the period                $   182,538   $   816,430 $   894,286   $ 2,152,513 $   14,600,452
                                   ===========    ==========  ==========   ===========   ============

Loss per common share
information:
  Basic and diluted                   $   0.01      $   0.05    $   0.04      $   0.12
                                   ===========    ==========  ==========   ===========


Weighted average number of common
 shares used in computing net loss
 per share, basic and diluted       21,641,011    18,084,750  21,000,259    17,862,528
                                   ===========    ==========  ==========   ===========


See accompanying notes to financial statements.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Stockholders' Deficit
(Unaudited)
(Expressed in United States dollars)

                                                                                        Deficit
                                                                                      accumulated
                                                                        Additional     during the
                                                 Common stock             paid-in     development
                                            Shares         Amount         capital        stage
                                          ----------    -----------     ----------    -----------

Balance, December 31, 2000                 19,342,750      $   19,344   $ 13,213,940   $ 13,706,166

Loss for the period                                 -               -              -        894,286

Stock issued to settle expenses             1,955,000           1,955        697,795              -
Stock issued on the settlement of
 long-term debt                               478,261             478        109,522              -
Intrinsic value of beneficial
 conversion of liabilities                          -               -         32,228              -
                                          -----------    ------------   ------------  -------------
Balance, June 30, 2001                     21,776,011      $   21,777   $ 14,053,485   $ 14,600,452
                                          ===========    ============   ============  =============

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

                                                                                           Period from
                                                                                          inception on
                                        Three months                 Six months           May 14, 1992 to
                                       ended June 30,              ended June 30,           June 30,
                                      2001         2000          2001          2000           2001
                                  -----------    ---------    ----------     ---------     ----------
                                                                           (Restated -
                                                                           note 5)

Cash flows from operating
 activities:
  Loss for the period             $ (182,538)   $ (816,430)    $ (894,286)  $(2,152,513)  $(14,600,452)
  Items not involving cash:
  Depreciation and amortization         3,780         4,622          7,725         8,382        155,305
  Loss due to settlement of debt by
   issuance of common stock                 -             -              -             -      1,921,391
  Equity loss in and write-down of
   investment in and advances to
   RFID Datachip Technologies Inc.          -             -              -             -        358,835
  Write-off of leasehold
   improvements                             -             -              -             -         32,131
  Write-off of advances to
   Infotag Corp.                            -             -              -             -        284,203
  Write-down of fixed assets                -             -              -             -         35,252
  Loss on disposal of fixed assets          -             -              -             -         10,771
  Acquisition of in-process research
   and development                          -             -              -             -        340,108
  Expenses settled with the issuance
   of notes payable                         -             -              -             -        154,131
  Gain on settlement of debt                -             -        (5,000)             -        (5,000)
  Expenses settled with the
   issuance of stock                   81,000       703,400        699,750       703,400      2,671,726
  Stock issued on
   recapitalization
   transaction of
   Girne Acquisition Corp.                  -             -              -           300            300
  Stock cancelled                           -             -              -             -          (250)
  Intrinsic value of beneficial
   conversion of liabilities
   into common stock                        -             -         32,228     1,249,335      2,247,333
  Compensatory benefit of stock
   options                                  -             -              -             -        485,828
Changes in non-cash operating
 working capital:
  Accounts receivable                 (2,684)       (1,753)        (2,331)       (2,349)        (5,828)
  Prepaid expenses and deposits             -             -              -             -              -
  Accounts payable and accrued
 liabilities                           41,955        12,159         12,710     (106,259)        627,523
  Due to director                       3,160     (101,042)       (12,916)      (35,342)         33,353
  Due to stockholder                   17,546       211,205         22,197        53,912         89,856
  Accounts payable to be settled
   with common stock                        -             -              -             -        291,006
                                   ----------   -----------     ----------    ----------    -----------
 Net cash provided by (used in)
  operating activities               (37,781)        12,161      (139,923)     (281,134)    (4,872,478)

Cash flows from investing
 activities:
  Bank overdraft                            -             -              -      (11,802)              -
  Purchase of fixed assets              (129)      (11,800)          (129)         (599)      (262,990)
  Acquisition of patent                     -             -              -             -       (14,581)
  Advances to RFID Datachip
   Technologies Inc.                        -             -              -             -      (132,165)
  Acquisition of Girne
   Acquisition Corp.                        -             -              -             -              -
  Other advances                            -             -              -             -      (440,501)
                                   ----------   -----------     ----------    ----------    -----------
 Net cash used in investing
  activities                            (129)      (11,800)          (129)      (12,401)      (850,237)
                                   ----------   -----------     ----------    ----------    -----------

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows (Continued)
(Unaudited)
(Expressed in United States dollars)

                                                                                                     Period from
                                                                                                     inception on
                                                 Three months                  Six months            May 14, 1992
                                                                                                          to
                                                ended June 30,               ended June 30,            June 30,
                                              2001          2000           2001           2000           2001
                                            -------      ----------      --------      ---------      ----------
                                                                                     (Restated -
                                                                                     note 5)
Cash flows from financing activities:
Subscriptions received for common stock         $   -           $   -          $   -          $   -  $   1,060,000
Net proceeds on issuance of common stock            -               -              -              -      2,354,899
Net proceeds on issuance of convertible
 debentures                                         -               -              -        276,000      1,938,780
Issuance of loan payable                            -               -              -         15,000        229,858
Net proceeds on issuance of
 short-term debt                                    -               -        140,000              -        140,000
                                          -----------      ----------     ----------      ---------  -------------
Net cash provided by financing
 activities                                         -               -        140,000        291,000      5,723,537
                                          -----------      ----------     ----------      ---------  -------------
Increase (decrease) in cash                   (2,910)             361           (52)        (2,535)            822

Cash, beginning of period                       3,732           5,175            874          8,071              -
                                          -----------      ----------     ----------      ---------  -------------
Cash, end of period                           $   822       $   5,536        $   822      $   5,536        $   822
                                          ===========      ==========     ==========      =========  =============
Supplemental non-cash investing and
 financing activities:
Stock issued on the settlement of
 subscriptions
 received for common stock                      $   -           $   -          $   -          $   -  $   1,060,000
Stock issued on settlement of                       -               -              -              -        344,416
 accounts payable
Stock issued on settlement of                       -               -              -              -        252,370
 notes payable
Stock issued on settlement of
 convertible debentures                             -         276,000              -        276,000      2,015,663
Stock issued on settlement                          -               -              -              -        132,858
 of legal claims
Stock issued on settlement                          -               -        110,000              -        231,502
 of long-term debt
Stock issued on settlement of expenses         81,000         703,400        699,750        703,400      2,671,726
Stock issued on recapitalization of
 transaction of Girne Acquisition Corp.             -             300              -            300            300
Stock cancelled                                     -               -              -              -          (250)
Cancellation of redeemable common stock             -               -              -              -        226,620
Intrinsic value of beneficial conversion
 of liabilities into common stock                   -               -         32,228      1,249,335      2,247,333
Loss due to settlement of debt by
 issuance of common stock                           -               -              -              -      1,921,341
Issuance of common stock in
 exchange for secured notes                         -               -              -              -        183,810
Issuance of redeemable common stock                 -               -              -              -        226,620
Authorized par value change
 resulting in an increase in
 additional paid in capital                         -               -              -              -         52,117
                                          ===========      ==========     ==========      =========  =============

Supplemental cash flow information:
Cash paid for taxes                             $   -           $   -          $   -          $   -          $   -
Cash paid for interest                             71             377            989            377         59,999
                                          ===========      ==========     ==========      =========  =============



See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended June 30, 2001 and 2000


1.   General:
  These unaudited condensed financial statements have been prepared by Electronic Identification, Inc. ("EI2") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements and notes included herein should be read in conjunction with EI2's audited financial statements and notes for the year ended December 31, 2000, included in EI2's Registration Statement on Form 10-KSB.
  As the Company has not produced significant revenues to June 30, 2001, it is considered to be a developmental stage enterprise for accounting purposes as defined by Financial Accounting Standard ("FAS") No. 7.

2.   Future operations:
  These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred operating losses aggregating $14,600,452. At June 30, 2001, the Company has a working capital deficiency of $560,456 and a stockholders' deficit of $525,190.
  The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise. Management continues to pursue additional sources of financing; however, there can be no guarantee that the required additional financing will be obtained. Failure to identify and obtain such financing may limit the Company's ability to satisfy its obligations as they come due which may, in turn, impair the Company's ability to continue as a going concern. This could negatively impact the recoverability of the carrying value of assets.
  These financial statements do not include any adjustments relating to the recoverability of assets and amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to continue as a going concern, assets and liabilities could require restatement on a liquidation basis, which would differ materially from the going concern basis.


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month periods ended June 30, 2001 and 2000


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


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month periods ended June 30, 2001 and 2000

5.   Prior period adjustments:
  The Company's financial statements as of June 30, 2000, have been restated to adjust the previously reported accounting treatment of the acquisition of Girne Acquisition Corporation ("Girne"), and to recognize interest expense on shares issued for services in that period.
  On March 1, 2000, the Company acquired, through a reorganization agreement, Girne, a corporation organized and existing under the laws of the State of Delaware. At that date, Girne was an inactive shell company. Under the terms and conditions of the reorganization agreement, each issued and outstanding share of common stock of Girne was exchanged pro rata for an aggregate of 1,000 shares of voting common stock of the Company at $0.001 par value per share. As a result, the Company issued 300,000 shares of common stock for the acquisition of
  Girne. Immediately after the transaction, the former shareholders of the Company controlled the combined entity. Pursuant to the reorganization agreement, the Company was the surviving corporation and was continued under its present name as a corporation in the State of Nevada.
  As reported in the financial statements for the period ended June 30, 2000, the Girne transaction was accounted for as an investment. In these financial statements, the acquisition has been accounted for as an issuance of common shares by the Company for the nominal net monetary assets of Girne. This accounting is consistent with that applied in the Company's financial statements for the year ended December 31, 2000. In addition, interest expense has now been recognized for the settlement of expenses with common stock at a value below market value. As a result, certain of the comparative figures presented for the six month period ended June 30, 2000 have been restated to conform to the 2001 presentation.
  The effects of the restatements are as follows:

  Balance sheet as of June 30, 2000:

                                              As previously
                                                reported     As restated
                                               -----------   ------------
Cash                                                $   842     $   5,536
Accounts receivable                                   5,596         6,629
Acquisition - Girne Acquisition Corporation         590,347             -
Fixed assets                                         45,925        51,817
Patents                                              11,264         8,879
Accounts payable and accrued liabilities            310,414       296,051
Due to director                                           -        40,828
Due to stockholder                                  234,010       213,370
Long-term debt                                            -        15,000
Common stock                                         17,574        18,586
Additional paid-in capital                       11,940,792    12,636,548
Foreign exchange gain                                 8,765             -
Deficit accumulated during the development
 stage                                         (11,867,231)  (13,147,173)
                                               ============  ============

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month periods ended June 30, 2001 and 2000


5.   Prior period adjustments (continued):
  Statement of operations for the six months ended June 30, 2000:

                                     As
                                 previously
                                  reported    As restated
                                 ----------    ----------
  General and administration    $   385,672    $   460,923
  Sales and marketing               406,858        430,163
  Research and development            7,403          3,710
  Interest on long-term debt              -      1,249,335
  Depreciation and
   amortization                           -          8,382
  Loss for the period               799,933      2,152,513
                                ===========    ===========




 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

General and Administrative, Sales and Marketing,
 and Research and Development Expenses                 Schedules
(Unaudited)
(Expressed in United States dollars)

                                                               Period from
                                                               inception on
                                         Six months            May 14, 1992 to
                                       ended June 30,            June 30,
                                    2001            2000           2001
                                 ----------       --------     -----------
                                                (Restated -
                                                note 5)
General and administrative:
  Administrative fees              $   1,288        $   8,681     $   64,371
  Bad debts                                -                -         75,778
  Bank charges and interest              156              438         45,642
  Consulting and contract
   services                          224,691          246,129      1,842,484
  Legal and professional              67,456          175,106      1,017,416
  Office                               7,888            6,587        156,693
  Rent                                 4,892            5,067        138,471
  Salaries and benefits                    -                -        766,458
  Stock administration                 2,608            2,276         34,862
  Telephone                            1,429            2,111         56,009
  Travel and accommodation             1,887            7,329        297,830
  Foreign exchange loss                1,740            7,199         93,519
                                ------------     ------------   ------------
                                   $ 314,035        $ 460,923    $ 4,589,533
                                ============     ============   ============

Sales and marketing:
  Advertising                          $   -            $   -     $   16,749
  Consulting and contract
   services                          516,758          394,032      2,133,555
  Entertainment and promotion          4,695           11,700        159,404
  Investor relations                   2,419            3,378        387,497
  Office                                 132              171         78,396
  Rent                                     -                -        137,318
  Salaries and benefits                    -                -        291,342
  Telephone and Internet                 882            2,111         23,390
  Travel and accommodation             7,013           18,771        371,632
                                ------------     ------------   ------------
                                 $   531,899      $   430,163  $   3,599,283
                                ============     ============   ============

Research and development:
  Acquired in-process research
   and development                     $   -            $   -    $   340,108

  Consulting and contract
   services                            7,484            2,299        205,293
  Office                                   -                -        101,373
  Salaries and benefits                    -                -        727,739
  Supplies                                 -              815        185,615
  Travel and accommodation                 -              596         50,838
                                ------------     ------------   ------------
                                   $   7,484        $   3,710  $   1,608,966
                                ============     ============   ============


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

The Company was incorporated in Nevada and is a developer and marketer of contactless smart ID card systems ("Smart Card(s)" or "Smart ID Card System(s)"). Generally the size of a credit card, Smart Cards add the ability and intelligence to store and process information with a computer chip embedded inside the card. Smart Cards are used in a number of corporate and government applications including (i) access to restricted areas (replacing keys and paper identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets), and (iii) point of sale purchases. Smart Card technology is also used in industrial applications such as attaching a "Smart Tag" containing the Smart Card technology to a manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

The Company's Smart ID Card Systems utilize "contactless" technologies. Contactless systems do not require the use of a magnetic stripe or insertion into a terminal as is required by contacted cards, such as credit cards and ATM cards. Contacted cards in use today are typically limited to storing information as opposed to "intelligent" Smart Cards, which have processing capabilities similar to that of a personal computer. The Company's contactless Smart ID Card Systems involve direct wireless radio frequency communications and magnetic induction between a chip in the Smart Card and a terminal. Moreover, the Company's Smart ID Card Systems do not require insertion in a terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical ability and in both indoor and outdoor locations.

For consumers and providers of goods and services, the Company's Smart ID Card Systems offer the convenience and accuracy of high speed transaction processing without the requirement of carrying cash, checks or credit cards, thereby reducing the threat of theft, inventory shrinkage and payment fraud resulting from the handling of cash or the counterfeiting of cash or credit cards. Goods and services providers do not risk loss from (i) accepting cash or checks which may be subsequently stolen from them after payment by consumers or (ii) accepting credit cards which may have been stolen prior to such payment. Consumer loss is limited because the Smart Card is programmed to be used to purchase only specific goods or services. Thus, the Smart Card is not as attractive to a thief when compared to stolen cash, checks or credit cards.

The Smart Card is designed to complement credit cards rather than replace them in that Smart Card applications involve the storage and handling of substantially more data than credit cards and can therefore be used for other applications (rather than just purchase and sale transactions) such as identification of the user, loyalty programs and other portable data functions.

The Company sells its Smart ID Card Systems through its own direct sales force, a combination of joint ventures and strategic alliances and selective licensing and distributorship arrangements and agreements with independent agents in foreign countries.

SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO SAME PERIOD
ENDED JUNE 30, 2000

REVENUES
Revenues were nil for both periods. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A")
G&A expenses for the period decreased to $314,035 in 2001 from $460,923 in 2000. This decrease is primarily attributable to lower expenses incurred for G&A consulting and legal services. The Company continues to work with its consultants to form strategic alliances and partnerships, and legal fees are being incurred for legal advice, preparation of agreements and legal assistance provided to the company with respect to its SEC reporting requirements.

SALES AND MARKETING EXPENSES ("S&M")
S&M expenses increased to $531,899 in the period ended June 30, 2001 from $430,163 for the same period in 2000. This Company is focusing on marketing and sales and continues to work with its consultants to form strategic partnerships, demonstrate the Company's technology and market its products.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D")
R&D expenses for the period increased to $7,484 in 2001 from $3,710 for the same period in 2000. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The majority of R&D costs are now borne by the Company's partners.

DEPRECIATION AND AMORTIZATION EXPENSE
The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary need for capital is for the sales and marketing of its products.

CASH FLOW
The Company has cash balances of $822 and $874 as of June 30, 2001 and 2000, respectively.

CAPITALIZATION
The Company's capitalization of $14,075,262 as at June 30, 2001 is comprised entirely of stockholders' equity. The Company has short-term debt of $140,000, long-term debt of $10,000 and a stockholders' deficit of $525,190.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell stock during the quarter that was not registered under the Securities Act (see below under Item 5 for the issuance of registered stock). At the end of the quarter there were 21,776,011 shares of common stock outstanding.

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

                            SIGNATURE

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Electronic Identification, Inc.



                           By: /s/ Terry Kirby
                           Terry Kirby,
                           President/Secretary/Treasurer/Directo
                           r

                           Date: October 1, 2001