Form 10QSB
period 2001-09-30
ELECTRONIC IDENTIFICATION INC
filed 2001-11-16
CIK 1091967

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File No. 000-27365
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There were 23,625,101 outstanding shares of the issuer's
Common Stock on November 9, 2001.


                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in United States dollars)

                                               September 30,    December 31,
                                                   2001             2000
                                                (Unaudited)
                                               ------------      ----------
Assets

Current assets:
  Cash                                           $   11,416         $      874
  Accounts receivable                                 2,682              3,496
                                               ------------        -----------
   Total current assets                              14,098              4,370
Fixed assets                                         36,488             45,134
Patents                                               5,360              7,729
                                               ------------        -----------
Total assets                                     $   55,946         $   57,233
                                               ============        ===========
Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued liabilities      $   295,399        $   291,188
  Due to director                                    28,392             46,269
  Due to stockholder                                 96,254             67,658
  Short-term debt                                   134,273                  -
                                               ------------        -----------
  Total current liabilities                         554,318            405,115

Long-term debt                                       10,000            125,000
                                               ------------        -----------
Total liabilities                                   564,318            530,115

Stockholders' deficit:
  Preferred stock:
   Authorized:  5,000,000 stock,
    with $0.001 par value
   Issued:  nil (2000 - nil)
  Common stock:
   Authorized:  70,000,000 stock,
    with $0.001 par value
   Issued:  23,625,101 stock (2000 -                 23,626             19,344
19,342,750)
  Additional paid-in capital                     14,460,694         13,213,940
  Deficit accumulated during the
   development stage                           (14,992,692)       (13,706,166)
                                               ------------        -----------
  Total stockholders' deficit                     (508,372)          (472,882)
                                               ------------        -----------
Total liabilities and stockholders' deficit      $   55,946         $   57,233
                                               ============        ===========

Future operations (note 2)
Contingencies (note 5)

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

                                                                                                    Period from
                                                                                                    inception on
                                                Three months                  Nine months           May 14, 1992 TO
                                               ended Sept. 30,              ended Sept. 30,          Sept. 30,
                                             2001           2000          2001           2000           2001
                                         -----------     ----------    ----------      --------      ----------
                                                                                     (Restated -
                                                                                     note 6)
Revenue:
  Revenue                                       $   -           $   -         $   -         $   -     $   254,996
  Interest and other income                         -               -             -             -           4,996
                                         ------------      ----------   -----------    ----------   -------------
                                                    -               -             -             -         259,992
Operating expenses:
  General and administrative
  (including stock based compensation
  of $147,358 (Sept. 30, 2000 - nil))
  (schedule)                                  255,341         262,278       569,376       723,201       4,844,874
  Sales and marketing (schedule)              113,603         239,430       645,502       669,593       3,712,887
  Research and development
   (schedule)                                  19,664             175        27,152         3,885       1,628,633
  Depreciation and amortization                 3,632           4,279        11,357        12,661         158,937
  Write-off of leasehold improvements               -               -             -             -          32,131
                                         ------------      ----------   -----------    ----------   -------------
                                              392,240         506,162     1,253,387     1,409,340      10,377,462
                                         ------------      ----------   -----------    ----------   -------------
Operating loss                                392,240         506,162     1,253,387     1,409,340      10,117,470

Interest on long-term debt (note 3)                 -             332        33,139     1,249,667       2,310,793

Value of equity inducement for
 conversion and settlement of
 indebtedness                                       -               -             -             -       1,921,391

Equity loss in and write-down of
 investment in and advances to RFID
 Datachip Technologies Inc.                         -               -             -             -         358,835

Write-off of advances to Infotag
 Corporation                                        -               -             -             -         284,203
                                         ------------      ----------   -----------    ----------   -------------
Loss for the period                         $ 392,240       $ 506,494   $ 1,286,526   $ 2,659,007    $ 14,992,692
                                         ============      ==========   ===========    ==========   =============
Net loss per common share information:
 Basic and diluted                          $    0.02       $    0.03      $   0.06      $   0.15
                                         ============      ==========   ===========    ==========

Weighted average number of
 common shares used in computing
 net loss per share, basic and
 diluted                                   23,480,117      18,856,750    21,244,895    18,193,935
                                         ============      ==========   ===========    ==========

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Stockholders' Deficit
(Unaudited)
(Expressed in United States dollars)

                                                                                                  Deficit
                                                                                                accumulated
                                                                                 Additional      during the
                                                           Common stock            paid-in      development
                                                       Shares        Amount        capital         stage
                                                     ---------     ---------      ---------     -----------
   Balance, December 31, 2000                        19,342,750       $ 19,344  $ 13,213,940     $ 13,706,166

   Loss for the period                                        -              -             -        1,286,526

   Stock issued to settle expenses                    3,804,090          3,804       899,346                -
   Stock issued on the settlement of long-term          478,261            478       109,522                -
   debt
   Intrinsic value of beneficial conversion of
   liabilities                                                -              -        32,228                -
   Subscription received in cash                              -              -        58,300                -
   Fair value of stock options granted                        -              -       147,358                -
                                                    -----------     ----------  ------------     ------------
   Balance, September 30, 2001                       23,625,101       $ 23,626  $ 14,460,694     $ 14,992,692
                                                    ===========     ==========  ============     ============

See accompanying notes to financial statements.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

                                                                                                         Period from
                                                                                                         inception on
                                                Three months                     Nine months           May 14, 1992 to
                                               ended Sept. 30,                 ended Sept. 30,            Sept. 30,
                                             2001           2000            2001             2000            2001
                                          ----------     ----------      -----------     -----------     -----------
                                                                                        (Restated -
                                                                                        note 6)
 Cash flows from operating activities:
   Loss for the period                   $  (392,240)    $  (506,494)    $ (1,286,526)   $ (2,659,006)   $ (14,992,692)
 Items not involving cash:
   Depreciation and amortization                3,632           4,279           11,357          12,661          158,937
   Loss due to settlement of debt by
    issuance of common stock                        -               -                -               -        1,921,391
   Equity loss in and write-down of
   investment in and advances to RFID
   Datachip Technologies Inc.                       -               -                -               -          358,835
   Write-off of leasehold improvements              -               -                -               -           32,131
   Write-off of advances to Infotag
    Corporation                                     -               -                -               -          284,203
   Write-down of fixed assets                       -               -                -               -           35,252
   Loss on disposal of fixed assets                 -               -                -               -           10,771
   Acquisition of in-process research
    and development                                 -               -                -               -          340,108
   Expenses settled with the issuance
    of notes payable                                -               -                -               -          154,131
   Gain on settlement of debt                       -               -          (5,000)               -          (5,000)
   Expenses settled with the issuance
    of stock                                  203,400         428,400          903,150       1,131,800        2,875,126
   Stock issued on recapitalization
    transaction of Girne Acquisition
    Corporation                                     -               -                -             300              300
   Stock cancelled                                  -               -                -               -            (250)
   Intrinsic value of beneficial conversion
    of liabilities into common stock                -               -           32,228       1,249,335        2,247,333
   Compensatory benefit of stock
    options                                   147,358               -          147,358               -          633,186
   Changes in non-cash operating
    working capital:
   Accounts receivable                          3,146           2,262              815            (87)          (2,682)
   Prepaid expenses and deposits                    -               5                -               -                -
   Accounts payable and accrued
    liabilities                               (8,499)        (23,254)            4,211       (129,513)          619,024
   Due to director                            (4,961)             282         (17,878)        (35,060)           28,392
   Due to stockholder                           6,399        (34,112)           28,596          19,800           96,255
   Accounts payable to be settled
    with common stock                               -               -                -               -          291,006
                                           ----------     -----------     ------------    ------------    -------------
   Net cash used in operating                (41,765)       (128,632)        (181,689)       (409,770)      (4,914,243)
 activities

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows (continued)
(Unaudited)
(Expressed in United States dollars)

                                                                                                    Period from
                                                                                                   inception on
                                               Three months                  Nine months           May 14, 1992 to
                                             ended Sept. 30,               ended Sept. 30,           Sept. 30,
                                           2001           2000           2001           2000           2001
                                        ----------    -----------     ---------      ----------     -----------
                                                                                   (Restated -
                                                                                   note 6)
Cash flows from investing activities:
  Bank overdraft                              $  -             $  -           $  -    $  (11,802)            $  -
  Purchase of fixed assets                       -                -              -              -       (263,203)
  Acquisition of patent                      (214)            (569)          (342)        (1,164)        (14,581)
  Advances to RFID Datachip
   Technologies Inc.                             -                -              -              -       (132,165)
  Acquisition of Girne Acquisition
   Corp.                                         -                -              -              -               -
  Other advances                                 -                -              -              -       (440,501)
                                       -----------      -----------    -----------    -----------     -----------
  Net cash used in investing
   activities                                (214)            (569)          (342)       (12,966)       (850,450)

Cash flows from financing activities:
  Subscriptions received for common
   stock                                    58,300                -         58,300              -       1,118,300
  Net proceeds on issuance of common
   stock                                         -                -              -              -       2,354,899
  Net proceeds on issuance of
   convertible debentures                        -                -              -              -       1,938,779
  Issuance of loan payable                       -                -              -        276,000         229,858
  Increase (decrease) in short-term
   debt                                    (5,727)          125,000        134,273        140,000         134,273
                                       -----------      -----------    -----------    -----------     -----------
  Net cash provided by financing
   activities                               52,573          125,000        192,573        416,000       5,776,109
                                       -----------      -----------    -----------    -----------     -----------
Increase (decrease) in cash                 10,594          (4,201)         10,542        (6,736)          11,416

Cash, beginning of period                      822            5,536            874          8,071               -
                                       -----------      -----------    -----------    -----------     -----------
Cash, end of period                      $  11,416         $  1,335      $  11,416       $  1,335       $  11,416
                                       ===========      ===========    ===========    ===========     ===========

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows (continued)
(Unaudited)
(Expressed in United States dollars)

                                                                                                          Period from
                                                                                                          inception on
                                                    Three months                   Nine months          May 14, 1992 to
                                                   ended Sept. 30,               ended Sept. 30,           Sept. 30,
                                                 2001           2000          2001           2000             2001
                                             -----------     -----------   ----------      ---------       ----------
                                                                                        (Restated -
                                                                                        note 6)
Supplemental non-cash investing
 and financing activities:
 Stock issued on the settlement
  of subscriptions received for
  common stock                                      $  -             $  -          $  -            $  -     $  1,060,000
 Stock issued on settlement of
  accounts payable                                     -                -             -               -          344,416
 Stock issued on settlement of
  notes payable                                        -                -             -               -          252,570
 Stock issued on settlement of
  convertible debentures                               -                -             -         276,000        2,015,663
 Stock issued on settlement of legal claims            -                -             -               -          132,858
 Stock issued on settlement of long-term
  debt                                                 -                -       110,000               -          231,502
 Stock issued on settlement of expenses          203,400          428,400       903,150       1,131,800        2,875,126
 Stock issued on recapitalization
  transaction of Girne Acquisition
  Corporation                                          -                -             -             300              300
 Stock cancelled                                       -                -             -               -            (250)
 Cancellation of redeemable common stock               -                -             -               -          226,620
 Intrinsic value of beneficial conversion
of
  liabilities into common stock                        -                -        32,228       1,249,335        2,247,333
 Loss due to settlement of debt by
  issuance of common stock                             -                -             -               -        1,921,341
 Issuance of common stock in exchange for
  secured notes                                        -                -             -               -          183,810
 Issuance of redeemable common stock                   -                -             -               -          226,620
 Authorized par value change resulting in
  an increase in additional paid in capital            -                -             -               -           52,117
                                             ===========      ===========   ===========    ============    =============


Supplemental cash flow information:
 Cash paid for interest                           $    -           $    -        $    -          $    -           $    -
 Cash paid for taxes                                   -              523         1,512             331           60,413
                                             ===========      ===========   ===========    ============    =============



 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001 and 2000


1.   General:
  The unaudited condensed financial statements have been prepared by Electronic Identification, Inc. ("EI2") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements and notes included herein should be read in conjunction with EI2's audited financial statements and notes for the year ended December 31, 2000, included in EI2's Registration Statement on Form 10-KSB.
  As the Company has not produced significant revenues to September 30, 2001, it is considered to be a developmental stage enterprise for accounting purposes as defined by Financial Accounting Standard ("FAS") No. 7.

2.   Future operations:
  These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992, the Company has incurred operating losses aggregating $14,992,692. At September 30, 2001, the Company has a working capital deficiency of $540,220 and a stockholders' deficit of $508,372.
  The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise. Management continues to pursue additional sources of financing; however, there can be no guarantee that the required additional financing will be obtained. Failure to identify and obtain such financing may limit the Company's ability to satisfy its obligations as they come due which may, in turn, impair the Company's ability to continue as a going concern. This could negatively impact the recoverability of the carrying value of assets.
  These financial statements do not include any adjustments relating to the recoverability of assets and amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to continue as a going concern, assets and liabilities could require restatement on a liquidation basis, which would differ materially from the going concern basis.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001 and 2000


3.   Interest on long-term debt:
  Interest on long-term debt includes $32,228 of amortization of the effective discount on issuance of convertible debt, equal to the intrinsic value calculated as the excess of the quoted market price at the date of issuance of the debt over the conversion price.

4.   Common stock:
  (a)  Subscriptions received:
     On September 6, 2001, the Company received $58,300 for the purchase of 583,000 units of the Company. Each unit consists of one common stock of the Company and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock of the Company at $0.20 expiring on September 6, 2002. As at September 30, 2001, these units had not been issued.
  (b)  Stock options reserved:
     The Company reserved 3,200,000 common shares pursuant to the 1999 stock option plan and authorized an additional 5,425,000 common shares on August 22, 2001. The Company's Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan, subject to the requirements of any stock exchange on which the Company's shares are listed.
  (c)  Stock options granted:
     On August 22, 2001, the Company granted 2,375,000 stock options to non-employees at an exercise price of $0.10 per share. The options vest
     immediately  and  expire on August 22, 2004.   No  options  have  been
     exercised during the quarter and the number of options outstanding at September 30, 2001 is 5,500,000 (December 31, 2000 - 3,125,000).
  (d)  Stock options re-priced:
     On August 22, 2001, the Company re-priced 3,125,000 stock options from $0.45 to $0.10. A compensatory amount of $63,587 was recognized that reflected the increase in the fair value of the options, all of which were granted to non-employees and had vested, due to the re-pricing.

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001 and 2000


5.   Contingencies:
  The Company has determined that it is not possible at this time to predict the final outcome of the following legal contingencies. The Company has accrued its best estimate of potential damages that may be awarded pursuant to these legal contingencies. Any adjustment to that amount will be recorded in the period determinable.
  (a)  Chemoco NV ("Chemoco"):
     During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 155,556 common stock of the Company to Chemoco. It is the Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was canceled. On September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 700,000 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.
  (b)  Former director claim:
     On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 100,000 warrants of the Company exercisable at $0.375 per share and a further declaration that he was entitled to 600,000 warrants exercisable at $0.25 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.
                                                                         10


 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001 and 2000


6.   Prior period adjustments:
  The Company's financial statements as of September 30, 2000, have been restated to adjust the previously reported accounting treatment of the acquisition of Girne Acquisition Corporation ("Girne"), and to recognize interest expense on shares issued for services in that period.
  On March 1, 2000, the Company acquired, through a reorganization agreement, Girne, a corporation organized and existing under the laws of the State of Delaware. At that date, Girne was an inactive shell company. Under the terms and conditions of the reorganization agreement, each issued and outstanding share of common stock of Girne was exchanged pro rata for an aggregate of 1,000 shares of voting common stock of the Company at $0.001 par value per share. As a result, the Company issued 300,000 shares of common stock for the acquisition of
  Girne. Immediately after the transaction, the former shareholders of the Company controlled the combined entity. Pursuant to the reorganization agreement, the Company was the surviving corporation and was continued under its present name as a corporation in the State of Nevada.
  As reported in the financial statements for the period ended September 30, 2000, the Girne transaction was accounted for as an investment. In these financial statements, the acquisition has been accounted for as an issuance of common shares by the Company for the nominal net monetary assets of Girne. This accounting is consistent with that applied in the Company's financial statements for the year ended December 31, 2000. In addition, interest expense has now been recognized for the settlement of expenses with common stock at a value below market value. As a result, certain of the comparative figures presented for the nine month period ended September 30, 2001 have been restated to conform to the 2001 presentation.
  The effect of the restatements are as follows:

  Balance sheet as of September 30, 2000:

                                            As previously
                                              reported       As restated
                                             -----------     -----------
Cash                                            $  1,350          $  1,335
Accounts receivable                                4,354             4,367
Acquisition - Girne Corporation                  576,676                 -
Fixed assets                                      45,635            48,496
Patents                                           11,324             8,492
Accounts payable and accrued liabilities         308,631           272,797
Due to director                                        -            41,110
Due to stockholder                               201,308           179,258
Long-term debt                                   114,796           140,000
Common stock                                      17,463            18,994
Additional paid-in capital                    12,288,999        13,064,540
Foreign exchange loss                             68,895                 -
Deficit accumulated during the
 development stage                          (12,360,405)      (13,653,666)
                                           =============     =============

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001 and 2000


6.   Prior period adjustments (continued):
  Statement of operations for the period ended September 30, 2000:

                                     As previously
                                        reported       As restated
                                     -------------     ------------
General and administration              $  255,273         $  723,201
Sales and marketing                        237,344            669,593
Research and development                         -              3,885
Interest on long-term debt                       -          1,249,667
Depreciation and amortization                    -             12,661
Loss for the period                        492,617          2,659,007
                                     =============      =============

 ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

General and Administrative, Sales and Marketing,
 and Research and Development Expenses              Schedules
(Unaudited)
(Expressed in United States dollars)

                                                                         Period from
                                                                        inception on
                                                 Nine months            May 14, 1992
                                                                             to
                                               ended Sept. 30,            Sept. 30,
                                            2001            2000            2001
                                         -----------     ----------     -------------
                                                       (Restated -
                                                       note 6)
General and administrative:
  Administrative fees                       $  1,282         $  12,684       $  64,365
  Bad debts                                        -                 -          75,778
  Bank charges and interest                      309             1,079          45,795
  Consulting and contract services
  (including stock based compensation
  of $147,358 (September 30, 2000 - nil))    488,031           489,191       2,105,823
  Legal and professional                      73,409           175,183       1,023,369
  Office                                      11,749             9,223         160,555
  Rent                                         7,304             7,601         140,884
  Salaries and benefits                            -                 -         766,458
  Stock administration                         4,873             3,765          37,127
  Telephone                                    1,917             2,646          56,497
  Travel and accommodation                     1,879             8,012         297,822
  Foreign exchange (gain) loss              (21,377)            13,817          70,401
                                        ------------       -----------   -------------
                                          $  569,376        $  723,201    $  4,844,874
                                        ============       ===========   =============
Sales and marketing:
  Advertising                                   $  -              $  -       $  16,749
  Consulting and contract services           630,425           234,414       2,247,223
  Entertainment and promotion                  4,677             2,262         159,387
  Investor relations                           2,408                 -         387,487
  Office                                         132               104          78,395
  Rent                                             -                 -         137,318
  Salaries and benefits                            -                 -         291,342
  Telephone and Internet                         879                 -          23,386
  Travel and accommodation                     6,981               506         371,600
                                        ------------       -----------   -------------
                                          $  645,502        $  669,593     $ 3,712,887
                                        ============       ===========   =============

Research and development:
  Acquired in-process research and
   development                               $     -          $  2,299      $  340,108
  Consulting and contract services            27,152                 -         224,961
  Office                                           -                 -         101,373
  Salaries and benefits                            -                 -         727,739
  Supplies                                         -               990         183,615
  Travel and accommodation                         -               596          50,838
                                        ------------       -----------   -------------
                                           $  27,152          $  3,885     $ 1,628,634
                                        ============       ===========   =============


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

The Company sells its Smart ID Card Systems through its own direct sales force, a combination of joint ventures and strategic alliances, and selective licensing and distributorship arrangements and agreements with independent agents in foreign countries.







NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO SAME
PERIOD ENDED SEPTEMBER 30, 2000

REVENUES
Revenues were nil for both periods. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES ("G&A")
G&A expenses for the period decreased to $569,376 in 2001 from $723,201 in 2000. This decrease is primarily attributable to lower expenses incurred for consulting and legal services. The Company continues to work with its consultants to form strategic alliances and partnerships, and legal fees are being incurred for legal advice, preparation of agreements and legal assistance provided to the company with respect to its SEC reporting requirements.

SALES AND MARKETING EXPENSES ("S&M")
S&M expenses decreased to $645,502 in the period ended September 30, 2001 from $669,593 for the same period in 2000. The Company is focusing on marketing and sales and continues to work with its consultants to form strategic partnerships, demonstrate the Company's technology and market its products.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D")
R&D expenses for the period increased to $27,152 in 2001 from $3,885 for the same period in 2000. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The majority of R&D costs are now borne by the Company's partners.

DEPRECIATION AND AMORTIZATION EXPENSE
The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary need for capital is for the sales and marketing of its products.

CASH FLOW
The Company's cash balances were $11,416 and $1,335 as at September 30, 2001 and 2000, respectively.

CAPITALIZATION
The Company's capitalization of $14,484,320 at September 30, 2001 is comprised entirely of stockholders' equity. The Company has short-term debt of $134,273, long-term debt of $10,000 and a stockholders' deficit of $508,372.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell stock during the quarter that was not registered under the Securities Act (see below under Item 5 for the issuance of registered stock). At the end of the quarter there were 23,625,101 shares of common stock outstanding.

ITEM 3.   Not Applicable

ITEM 4.   Not Applicable

ITEM 5.   OTHER INFORMATION

Registration of stock

On  October  4,  2001 the Company filed a Form  S-8  to  register
1,849,090 shares of its common stock for issuance to consultants and a lawyer for providing services to the Company.

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

                           Date:  November 14, 2001