Form 10KSB
period 2001-12-31
ELECTRONIC IDENTIFICATION INC
filed 2003-07-30
CIK 1091967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                          Commission File No. 000-27365

                        ELECTRONIC IDENTIFICATION, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                             88-0440528
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

  #411 - 1200 West Pender Street, Vancouver, BC, Canada                V6E 2S9
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Postal Code)

                    Issuer's telephone number: (604) 684-8002

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [X]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its year ended December 31, 2001 were $nil.

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $247,940 based upon the closing price per share as reported on the Nasdaq Pink Sheets Market.

There were 3,542,283 outstanding shares of the issuer's Common Stock on June 30, 2003


DOCUMENTS INCORPORATED BY REFERENCE

None.


FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. These forward-looking statements include statements in Item 1. Business, Item 5. Market for Common Equity and Related Stockholder Matters, and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations, which can be identified by the use of forward-looking terminology such as believes, expects, plans, estimates, predicts, potential, continue, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required be applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

                         ELECTRONIC IDENTIFICATION, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                            PAGE

ITEM 1  DESCRIPTION OF BUSINESS ...............................................4

ITEM 2  DESCRIPTION OF PROPERTIES ............................................15

ITEM 3  LEGAL PROCEEDINGS ....................................................15

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................16

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............17

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ............18

ITEM 7  FINANCIAL STATEMENTS..................................................25

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE .............................................50

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........51

ITEM 10 EXECUTIVE COMPENSATION ...............................................52

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......53

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................54

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .....................................54

ITEM 14 CONTROLS AND PROCEDURES ..............................................54

SIGNATURES ...................................................................54

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

The Company was incorporated in Nevada on May 14, 1992 and is in the development stage with its principal business activities being directed towards the development and marketing of contactless smart ID card systems (Smart Card(s) or Smart ID Card System(s)). Generally the size of a credit card, Smart Cards add the ability and intelligence to store and process information with a computer chip embedded inside the card. Smart Cards are used in a number of corporate and government applications including (i) access to restricted areas (replacing keys and paper identification cards), (ii) public transportation fare collection (replacing bus tokens, taxi cab charge cards, airline or railway tickets), (iii) point of sale purchases. Smart Card technology is also used in industrial applications such as attaching a Smart Tag containing the Smart Card technology to a manufactured product in order to track the product from the assembly line through quality control, warehousing, inventory control, distribution and warranty.

The Company's Smart Card systems utilize contact and contactless as well as batteryless systems and therefore do not require the use of a magnetic stripe or insertion into a terminal as required by contacted cards (Contacted Card(s)), such as credit cards and ATM cards. Contacted Cards in use today are typically limited to storing information as opposed to intelligent Smart Cards, which have processing capabilities similar to that of a personal computer. The Company's Smart Card System involves direct wireless radio frequency communications and magnetic induction between a chip in the Smart Card and a terminal. Moreover, the Company's contactless Smart Card Systems do not require insertion in a terminal or the use of a keypad and therefore may be used by all members of the population regardless of age or physical ability and in both indoor and outdoor locations.

For consumers and providers of goods and services, the Company's Smart Cards offer the convenience and accuracy of high speed transaction processing without the requirement of carrying cash, checks or credit cards, thereby reducing the threat of theft, inventory shrinkage, and payment fraud resulting from the handling of cash or the counterfeiting of cash or credit cards. Goods and services providers do not risk loss from (i) accepting cash or checks that may be subsequently stolen from them after payment by consumers or (ii) accepting credit cards which may have been stolen prior to such payment. Consumer loss is limited because the Smart Card is programmed to purchase only specific goods or services. Thus, the Smart Card is not as attractive to a thief when compared to stolen cash, checks or credit cards.

The Smart Card is designed to complement credit cards rather than replace them in that Smart Card applications involve the storage and handling of substantially more data than credit cards and can therefore be used for other applications (rather than just purchase and sale transactions), such as identification of the user, loyalty programs and other portable data functions.

The Company markets its Smart Card Systems through its own direct sales force, a combination of joint ventures and strategic alliances and selective licensing and distributorship arrangements and agreements with independent Agents in the United States and in foreign countries.

On October 25, 2002 the Company entered into an Agreement And Plan Of Share Exchange with Advanced Biometrics, Inc. ("ABI"), in which all outstanding common stock of ABI will be exchanged for 95% of the total outstanding shares and share equivalents of the common stock of the Company. The Closing Date was extended to May 30, 2003. Upon closing, the former ABI shareholders will control the combined entity. Additional terms of the agreement required ABI to advance $25,000 in interim financing by October 28, 2002, ABI to raise an additional $500,000 at closing or within a reasonable period thereafter, the Company to issue 1,000,000 common stock at a price of $0.10 per share to settle debts in the amount of $100,000, and obtain director and shareholder approvals.

On March 1, 2000, the Company acquired, through a reorganization agreement, Girne Acquisition Corporation ("Girne"). Girne was a corporation organized and existing under the laws of the State of Delaware. At that date, Girne was an inactive shell company. Under the terms and conditions of the reorganization agreement, each issued and outstanding share of common stock of Girne was exchanged pro rata for an aggregate of 1,000 shares of voting common stock of the Company at $0.001 par value per share. As a result, the Company issued 300,000 shares of common stock for the acquisition of Girne. Immediately after the transaction, the former shareholders of the Company controlled the combined entity. For accounting purposes, this transaction has been accounted for as an issuance of common shares by the Company for the net monetary assets of Girne, which were nominal. Pursuant to the reorganization agreement, the Company was the surviving corporation and was continued under its present name as a corporation in the State of Nevada.

On May 3, 1999, the Company merged with RFID Systems Corp. ("RFID"). At that date, the Company was an inactive shell company. RFID was a developmental stage enterprise and was developing automatic identification and data collection systems utilizing radio frequency identification technology. The Company is continuing in this line of business. The Company had 1,000 shares of common stock outstanding. Under the terms and conditions of the Agreement, each issued and outstanding share of common stock of RFID was converted into one share of common stock of the Company. Immediately after the transaction, the former shareholders of RFID controlled the combined entity. This transaction has been accounted for as a recapitalization of RFID, effectively as if RFID had issued common shares to acquire the net monetary assets of the Company. Under recapitalization accounting, these financial statements reflect the assets, liabilities, revenues and expenses of RFID from its inception on May 14, 1992 combined with those of the Company from the date the merger was completed.


SUBSEQUENT EVENTS

In the first quarter of 2002, 43,750 shares of common stock of the Company were issued for settlement of debt, 96,375 shares of common stock of the Company were issued pursuant to stock subscription agreements, and 311,250 shares of common stock of the Company were issued for settlement of consulting services incurred by the Company.

On March 20, 2002, pursuant to the terms of the ABI share exchange agreement, the Company completed a reverse split of its common stock on an 8 for 1 basis, such that every eight shares of common stock issued and outstanding immediately prior to the reverse split was changed into and constitute one share of fully paid common stock of the Company. Additionally, all outstanding options and warrants to acquire Company stock, which have not been exercised or cancelled prior to the closing of the share exchange, were adjusted and changed to account for the 8 to 1 reverse stock split. All share amounts disclosed have been retroactively adjusted.

The Company entered into a Debt Settlement Agreement on October 25, 2002 with a creditor owed $220,000. The Company agreed to repay $100,000 in cash or by issuance of common stock upon the above ABI merger being approved by the

Company's and ABI's shareholders, and a further $120,000 at the rate of $10,000 per month. The creditor agreed to reduce the balance of $120,000 to $75,000 by acceptance of a cash payment of $15,000.

On October 25, 2002, the Board of Directors of the Company authorized the classification and issuance of 5,000,000 shares of the Company's Preferred Stock as "Series A Convertible Preferred Stock", representing all of the authorized shares of the Company's Preferred Stock. The Series A Convertible Preferred Stock are voting, redeemable, 8% non-cumulative and have a $0.001 par value. Each ten Series A Convertible Preferred Stock is convertible into one common stock at the option of the holder. The purchase price of the preferred stock is $0.01 per share.

The Company received subscription agreements from ABI for the acquisition of 5,000,000 Series A Convertible Preferred Stock for total proceeds of $50,000, which was received during the period from October 27, 2002 to January 27, 2003.

On January 27, 2003, the Company completed a private placement offering with ABI consisting of 125,000 units at a price of $0.04 per unit to net the Company proceeds of $5,000. Each unit consists of one share of common stock and one common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock exercisable at a price of $0.06 per share on or before January 27, 2005.

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

The Kingdom of Saudi Arabia expressed interest in smart ID cards for use in the following areas:

1. Fraud proof identification of prisoners, detainees and staff in the prisons systems: The use of the company's smart cards will enable the prison authorities to monitor prisons within the facility, monitor their movements, record and track the movement of prisoners from one prison facility to another. There are a total of 92 prisons in the Kingdom of Saudi Arabia. The intent is to monitor the prisoners within each prison from a central headquarters location. All of the prisons will be integrated to a central monitoring location.

2. The use of the Company's identification and visa cards for Hajj (The annual Muslim pilgrimage): Hardware and software would be installed at all major embassies throughout the world. Pilgrims would get their visas issued on the smart card at the embassies and this smart card would double as a visa card at the same time. This card would enable the bearer to enter the country for the sole purpose of attending the Hajj. When the card is issued at the embassies, the fingerprint and photo of the bearer is embedded onto the chip in the card and recorded on the integrated database residing in the Saudi Arabia. When the bearer lands in Saudi Arabia, the card is read through the use of a reader and the identity of the bearer can be verified by taking another fingerprint to find a match to the fingerprint on the card. If a match is found the bearer is waived through, thus speeding the process at immigration. The bearer holds the card for further verification at other points at the Hajj locations if needed or required. When exiting, the bearer of the card is required to return the card in order to record the exit of the person in the database.

3. The Kingdom needs a tamper and fraud proof system of identification for the expatriates in the country: The expatriates are brought in to work on employer sponsored visas that are valid for anywhere from 1-3 years and can be renewed annually or longer. Our Smart Cards can provide this tamper and fraud proof system, with the information residing on the database.

United Arab Emirates ("UAE") - Abu Dhabi: National and Expatriate identification cards, electronic visa cards.

The UAE issued a contract for consultancy on identification cards for both its nationals and expatriates to Ernst & Young in September 2000. The UAE requires 2 identification cards, one for the nationals and the other for the expatriates. The smart cards will be fraud proof and tamperproof. These cards will be used to identify the person, have their identification on the national database. The expatriates will probably have an expiry date on their cards and the cards will specify what benefits they are or are not entitled to as compared to the nationals. There may also be a requirement for the smart cards to serve as e-visas between the Arabian Gulf Cooperation Council (AGCC) countries of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and United Arab Emirates.

SMART CARD INDUSTRY OVERVIEW

Smart Card products, including the Company's Smart Card (collectively referred to as generic smart cards), are typically the size of a plastic credit/debit card containing an integrated circuit chip (chip) which can process and store information. Today's generic smart cards typically have the processing power of an early 1980's vintage personal computer, minus a keyboard, display and power supply. Because generic smart cards are really portable computers, they can be programmed to perform virtually any function that can be implemented by software in the available memory space. Generic smart cards benefit directly from ongoing advances in semiconductor technology making available continuously increasing performance and features at declining cost.

There are two basic types of generic smart cards, memory cards and microprocessor cards, each of which can interface between the generic smart card and a terminal on a contacted or contactless basis. Memory cards are typically used to store and retrieve information only and do not have the capability of performing complex processing of information. Microprocessor cards are true smart cards in that they contain a central processing unit within a chip which can perform a number of functions, including complex arithmetic operations required for security. In excess of 90% of all generic smart cards sold in 1995 were memory cards with contacted interfaces requiring alignment and insertion of the generic smart card into a terminal to complete an electrical circuit with the metal contacts on the surface of the card. While contacted generic smart cards have found broad use in high volume, cost sensitive applications, such as pay phone systems which use contacted generic smart cards, they are expensive to maintain, less reliable and may be considered too slow for applications such as transportation. To address the perceived shortcomings of the contacted generic smart card, a contactless generic smart card was first developed and introduced in the early 1990's. According to the consulting firm Frost & Sullivan, more than 676 million generic smart cards were issued in 1996.

According to the U.S. Federal Reserve, 68% of the approximately 360 billion financial transactions completed in 1995 were for transactions of less than $2.00 each. Electronic commerce using electronic funds transfer, magnetic stripe cards and generic smart cards accounted for less than ten percent of all such transactions, but grew at an annual rate of 17% versus 1% growth for transactions using cash, coin and checks. The Company believes that the evolution of personal computers, the Internet and generic smart cards represent technologies that will contribute to the growth of electronic commerce in the future. According to a report by Killen & Associates, "Non-Banks Smart Card
Strategies: New Opportunities To Increase Sales and Profits", the generic smart card market will triple to 30 billion transactions by 2005.

Asia, Latin America and North America are areas generally believed to be of greatest potential for generic smart card growth.

Costs play an important role in this emerging industry. Reports in "Card Technology" magazine (September 1997) indicate that price competition is fierce. Frost & Sullivan reported average selling prices of Contactless Smart Cards in mid-1996 at $5.50 per unit at high volume. During 1997, the Company's largest Contactless Smart Card competitors sold these cards at $2.50 per unit and lower, affecting profit margins on the products.

Generic smart card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty. There is no assurance that the Company's Smart Cards will become widely accepted. If the market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if the Company's Smart Cards do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

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

PRODUCT DEVELOPMENT

The Company believes its compression technology provides distinct advantages over known competing Smart Card Systems including: (i) higher speed making possible real-time processing; (ii) lower power consumption with no battery requirements; and (iii) reliability with a virtually unlimited card life. The Company continues to demonstrate its abilities in the fields of radio frequency
(RF) analog and digital circuit design. The Smart Card Systems developed by the Company offer a level of security and flexibility in contactless operation that could only previously be achieved in contacted operation.

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

The Company intends to continue to develop Smart Card Systems utilizing next generation architecture. Next generation architecture evolves into an Internet oriented interface that is both browser and micro browser (wireless application protocol or WAP) based. This will allow the new system to operate in a much smaller technology footprint moving toward the PDA or handheld size with a wireless backbone. The next generation will also include the creation of a driver library to provide support for several card / reader and biometric devices. This will assure compatibility with the political as well as technical interests of the customer base.

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


The Company incurred R&D expenses of $27,008 in 2001 and $3,914 in 2000. The majority of the costs of R&D activities were incurred in prior years. Approximately $20,000 in current year R&D costs were incurred pursuant to the terms of a licensing agreement with Alternative Technologies as disclosed in the financial statements. The remaining $7,000 was paid for certain software development services.

MARKETING

The Company promotes its Smart Card Systems using a multi-faceted marketing and sales strategy. The Company's near term strategy is designed to address primarily systems in the identification, access control and security market segments.

The Company's Smart Card Systems are custom based systems requiring software modification for varied users. The Company believes that these custom system applications offer the greatest opportunity for its technology for the next several years.

A key component of the Company's marketing strategy will be to leverage strategic alliances to develop new users and obtain market share in its targeted markets.

The Company plans to market its Smart Card Systems technology to commercial organizations in the Middle East, which is the Company's primary market for its systems and technology. The Company has established an Internet web site and has electronic mail capability.

The Company has not recorded any sales to date but is pursuing opportunities in the Middle East.

MANUFACTURING AND ASSEMBLY

The Company will subcontract substantially all of its manufacturing operations. The Company will contract with third parties to manufacture the Company's Smart Card products in order to avoid capital intensive investments and to focus the Company's limited resources on product applications and software development.

The Company will subcontract assembly of Smart Cards, terminals and card lamination to several companies which specialize in this area. With increasing production volumes, the Company will consolidate its outside contract manufacturing in order to gain economies of scale and to improve product quality.

COMPETITION

The market for Smart Card products is new, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's Smart Card will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's current and potential competitors are primarily companies with established contacted and contactless Smart Card products that have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's future business, operating results and financial condition.

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

The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the Smart Card industry. These competitive factors include new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger multinational companies.

Contacted Cards represent the Company's primary competition in electronic commerce applications. Contacted Card competitors include such multinational firms as Gemplus, Schlumberger and Group Bull. The Company believes that it can compete against Contacted Cards because the Company's contactless Smart Cards
(i) operate at higher speeds, (ii) do not require the time and effort involved in inserting the Smart Card in a terminal or removing the Smart Card from a wallet or purse, (iii) use reliable solid state electronics with no moving parts, exposed contact points or magnetic stripes which can be erased by a magnetic field, and (iv) are lower in cost over the product life.

The Company also competes against contactless Smart Cards designed by Philips GmbH, Sony Corporation, Gemplus, Motorola and Micron Communications, Inc., which use contactless technologies similar to the Company's technology. The Company believes that its Smart Card Systems can compete against these other contactless technologies because the Company's contactless Smart Cards (i) operate at higher speeds, (ii) have higher endurance and (iii) the Company's proprietary compression technology has the ability to compress and store a higher volume of information. This includes having a photo and fingerprint on the Smart Card which does not require batteries for power.

PATENTS AND TRADE SECRETS

The Company will rely on its own patents, trade secrets and copyrights as well as the patents, trade secrets and copyrights of its licensors to protect its Smart Card technology and compression. Due to rapid changes in the generic smart card industry, the Company believes that development of trade secrets and unpatented proprietary knowledge in connection with new products and technologies are generally as important as patent and copyright protection in establishing and maintaining a competitive advantage. To date, the Company has one Canadian patent pending. There can be no assurance that any of the Company's future patent applications will be granted, that any current or future patent or patent application will provide significant protection for the Company's products or technology, be of commercial benefit to the Company, or that the validity of such patents or patent applications will not be challenged. Furthermore, there can be no assurance that any patent underlying licensed technology will not be challenged. Moreover, there can be no assurance that foreign patent, trade secret or copyright laws will protect the Company's technologies or that the Company will not be vulnerable to competitors who attempt to copy or use the Company's Smart Card products or processes.

EMPLOYEES

As of June 30, 2003, the Company has no consultants or employees.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and , in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Limited operating history, limited revenues, and continuing losses raise substantial doubt about our ability to continue as a going concern.

The Company began operations in May 1992 and has a limited operating history upon which potential investors may base an evaluation of its performance. Since inception, the Company has focused its efforts and resources on development of its technology and on identifying products and applications for introduction into the market. During the period since inception on May 14, 1992 to December 31, 2001, the Company incurred operating losses aggregating $15,677,171. In the three years ended December 3,1 2001, the Company has generated no sales revenue. At December 31, 2001, the Company has a working capital deficiency of $719,556 and a stockholders' deficit of $682,170. The Independent Auditors' Report covering the Company's December 31, 2001 financial statements, included elsewhere in this Annual Report, contains an explanatory paragraph about the Company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. There can be no assurance that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable.

Developing and unproven market for the Company's Smart Card products.

Smart card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty. There can be no assurance that the Smart Card Systems designed by the Company will become widely accepted. Because the market for the Company's Smart Cards is new and evolving, it is also difficult to predict with any assurance the future growth rate, if any, and size of the market. If a market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Smart Cards do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

Competition, and frequent product introductions.

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

Dependence on manufactures and suppliers.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's headquarters are located in a 3,000 square foot rented facility that it shares with an unrelated company in Vancouver, British Columbia. The Company was charged a base monthly amount of $13,600 up to June 30, 2002, that included accounting, secretarial and consulting services. The Company believes its existing facility is adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 19,445 common stock of the Company to Chemoco. It is the Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was canceled. On September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 87,500 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.

On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 12,500 warrants of the Company exercisable at $3.00 per share and a further declaration that he was entitled to 75,000 warrants exercisable at $2.00 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no such matters to submit during the year 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on NASD Pink Sheet market under the symbol EIDT. The Company's Common Stock was previously quoted on NASD Over-The-Counter Bulletin Board under the symbol EISQ, until May 22, 2002.

The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's Common Stock, as reported on NASD Over-The-Counter Bulletin Board, after taking into account the 1:8 reverse split on March 20, 2002.

                                         Low Bid             High Ask
                                         -------             --------
            1st Qtr. 2000                 $1.92               $56.96
            2nd Qtr. 2000                 $7.20               $26.48
            3rd Qtr. 2000                 $5.20               $11.44
            4th Qtr. 2000                 $1.60                $5.68

            1st Qtr. 2001                 $1.52                $4.32
            2nd Qtr. 2001                 $1.12                $2.16
            3rd Qtr. 2001                 $0.72                $3.28
            4th Qtr. 2001                 $0.64                $2.00

As of June 30, 2003 the last reported sale price of the Company's Common Stock was $0.07 per share.

The source of this information is Yahoo Finance quotation services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

The Company underwent a 1:8 reverse split of its common stock for shareholders of record at March 20, 2002, and is reflected in the above table.

Holders

On June 30, 2003, the Company's common stock was held by approximately 7000 shareholders of record and an indeterminate number of investors through nominee or street name accounts with brokers.

Dividends

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Olde Monmouth Stock Transfer Company Inc., 200 Memorial Parkway, Atlantic Highlands, New Jersey, USA 07716.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following table outlines certain selected financial data, which should be read in conjunction with, and are qualified in their entirety by, the financial statements and related notes thereto.

STATEMENT OF OPERATIONS DATA FOR THE YEAR ENDED DECEMBER 31

      ------------------------------------------ ----------- ------------ ------------
                                                      2001         2000         1999
      ------------------------------------------ ----------- ------------ ------------
      Revenues                                         $ nil        $ nil        $ nil
      ------------------------------------------ ----------- ------------ ------------
      Interest income                                      5          nil          990
      ------------------------------------------ ----------- ------------ ------------
      Loss from operations                        (1,873,556)  (2,711,506)  (1,792,872)
      ------------------------------------------ ----------- ------------ ------------
      Net loss                                    (1,971,005)  (2,711,506)  (3,051,195)
      ------------------------------------------ ----------- ------------ ------------
      Net loss per share - basic and diluted           (0.71)       (1.18)       (1.76)
      ------------------------------------------ ----------- ------------ ------------
      Weighted average shares outstanding          2,759,874    2,300,549    1,743,920
      ------------------------------------------ ----------- ------------ ------------

BALANCE SHEET DATA AS AT DECEMBER 31

      ------------------------------------------ ----------- ------------
                                                      2001         2000
      ------------------------------------------ ----------- ------------
      Cash                                             $ 112        $ 874
      ------------------------------------------ ----------- ------------
      Working capital deficit                       (719,556)    (400,745)
      ------------------------------------------ ----------- ------------
      Total assets                                    41,164       57,233
      ------------------------------------------ ----------- ------------
      Total liabilities                              723,334      530,115
      ------------------------------------------ ----------- ------------
      Stockholders' deficit                         (682,170)    (472,882)
      ------------------------------------------ ----------- ------------

PLAN OF OPERATION

Assuming the Company's proposed transaction with Advanced Biometrics, Inc. ("ABI") completes as expected, over the next twelve month period the Company will continue implementing a strategic and focused operations plan focusing primarily on the perfection of its Live Grip technology, specifically for release with the Company's (currently named) Chronolog 2.0 time and attendance application. The Company will also endeavor to build out its intellectual property portfolio via the filing of derivative patents, new and provisional patents, and other related intellectual property right filings such as trademarks and copyrights. From a marketing standpoint, the next twelve months will consist of a period of brand introduction and brand building such that the Company's brand is recognizable in its target market segment, namely the national and international security market.

Overview of Plan

In the next twelve-month period, ABI will implement an aggressive development strategy for its biometrics technologies and applications, specifically its Live

Grip technology and the Chronolog 2.0. The foundation of the strategy will center on the development, testing, acquisition, licensing and sale of biometrics technologies and security products. ABI envisions its development in three strategic phases: Development, Beta Period, and Product Introduction concurrent with Intellectual Property Integration.

Phase I ~ Development

In this initial phase, continuing in and throughout 2003, and lasting approximately into the first and/or the second quarter of 2004, ABI will continue to assemble a core scientific engineering team required for designing and building the most cost effective, feature-laden commercial applications utilizing ABI's core proprietary patented Live Grip technology. This will entail further product design, testing, and prototype development for the Chronolog
2.0. Aligned with these efforts will be ABI's securing of additional related patents and trademarks, the filing of extensions on existing patents, and the filing of additional international patent and trademark applications where not already filed.

Concurrently during this phase, ABI will continue to aggressively establish and formalize business relationships with potential customers and manufacturers for technology applications. Specifically, this will entail the creation of long term domestic and international licensing, joint venture and sales relationships in multiple areas such as government agencies, security sensitive industries (chemical, biological, radiological), airports, public utilities and power related business, medical research facilities, weapons manufacturers, and electronic commerce related ventures. ABI has been in advanced discussions with several companies and organizations, including but not limited to, Time Equipment Company, Boeing, Singapore Technologies, various branches of the United States Armed Forces, the FAA, as well as others, all interested in implementing ABI's Live Grip(TM) Technology.

Phase II - Beta Period

This phase is expected to begin approximately Q1 2004 and may last as long as six months, whereby all prototypes for the Chronolog 2.0 time and attendance application are expected to be completed and the Company will intensively beta test each internally and with selected customers such that the completed product will be wholly functional, user friendly and capable of receiving outside technical support.

Concurrently with this phase, the Company will continue to establish and formalize business relationships with customers and manufacturers for further technology applications, including door access devices, as well as medical diagnostic uses. This will include the creation of potential distribution alliances, manufacturing alliances, customer relationships and licensing relationships.


Phase III - Product Introduction & Intellectual Property Integration

In this phase, beginning from approximately Q2 2004, the Company will aggressively introduce is Chronolog 2.0 time and attendance device in the domestic market. This will include the marketing and promotion of the product via print, traditional and electronic media. The Company is expected to have a significant presence at select trade conferences and related security themed events. The company will also actively work with both in house and sub-contracted sales executives to open various sales opportunities for the product line.

With the introduction of the Chronolog 2.0 time and attendance device, the Company will also begin to integrate other applications it has developed and patented utilizing its Live Grip technology. This is expected to initially focus on the door access device market. During this phase the company and its scientific team will create full spec breakdowns for such future products, model and then beta test. The Company will also begin to actively facilitate licensing relationships for the exploitation of such applications in areas where the Company desires to co-venture and/or partner with other strategically situated ventures to manufacture and distribute said Live Grip equipped door access devices.

Product Research & Development

The technology group within the company is mandated by management to initiate multiple research and development projects specifically focused on creating improved models of its Chronolog 2.0 time and attendance device and developing its Live Grip technology for use in door access devices, as well as the potential for medical diagnostic applications. Such product research will necessarily include investigation into improved technologies that can deliver the requisite authenticating data in a more expedient and less intrusive manner than delivered by competitive applications. Laboratory testing, scientific evaluation, and beta model creation for demonstration versions of the applications will also be undertaken at the Company's facilities in Kennewick, Washington.

Satisfaction of Cash Requirements/Next 12 Months

The Company does not currently have sufficient cash on hand to fund its plan of operations for the next 12 months. Additional funds will be required through additional sales of the Company's common shares and/or loans from existing shareholders. However, there can be no assurance that the Company will be able to obtain additional funds to support the Company's liquidity requirements or, that such financing, if available, will be obtained on terms favorable to or affordable by the Company.

Plant & Equipment

The Company foresees no expected purchases or sale of plant or related facilities and no significant purchases or sale of equipment other than the items required to create the stand alone Chronolog 2.0 beta tested demonstration product, as well as equipment necessary for the door access devices. The creation of any devices will be outsourced such that the company's only equipment costs will be those related facilitating its initial design for manufacture.

Employees

The Company foresees significant changes in the number of employees over the next twelve months. When the Company formally introduces its Chronolog 2.0 product to the time and attendance market, concurrent with the development of the door access device product line, the company expects to be staffed with approximately 20 individuals.


RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES. Revenues were nil in 2001 and nil in 2000. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are rolled out for full-scale implementation, however the demonstration phase often takes 6- 12 months or longer.

RESEARCH AND DEVELOPMENT EXPENSES (R&D). R&D increased to $27,008 in 2001 from $3,914 in 2000. The majority of the costs of R&D activities were incurred in prior years. Approximately $20,000 in current year R&D costs were incurred pursuant to the terms of a licensing agreement with Alternative Technologies as disclosed in the financial statements. The remaining $7,000 was paid for certain software development services

GENERAL AND ADMINISTRATIVE EXPENSES (G&A). G&A increased to $1,148,877 in 2001 from $753,339 in 2000. This increase is due to higher expenses incurred for G&A consulting and contract services. In 2001, the Company maintained strong business relationships with its key consultants and hired new consultants to form strategic partnerships and alliances.

SALES AND MARKETING EXPENSES (S&M). Sales and marketing expenses decreased slightly to $671,534 in 2001 from $685,468 in 2000. The company continues to work with its S&M consultants to demonstrate the Company's technology and market its products.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased slightly to $15,819 in 2001 from $16,743 in 2000. There were no capital asset additions in the current year. Current year depreciation and amortization is comprised of continuing amortization of existing assets. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

INTEREST ON LONG TERM DEBT. During 2001, the Company incurred $10,323 in interest expense due to a consultant of the Company. During 2000, the Company incurred $1,252,042 in interest expense which includes $1,249,335 of amortization of the effective discount equal to the intrinsic value calculated based on the difference between the quoted market price of the Company's common stock and the conversion price on conversions of debt.

NET LOSS. As of December 31, 2001, the Company has approximately $9.7 million in net operating losses that may be deducted in the calculation of United States taxable income of future periods until their expiry on years ranging from 2011 to 2021. As of December 31, 2001, the Company has approximately $3.3 million non-capital losses that may be deducted in the calculation of Canadian taxable income of future periods until their expiry on years ranging from 2006 to 2008. Net loss for the year ended December 31, 2001 was $1,971,005 as compared to $2,711,506 for the year ended December 31, 2000. The majority of the decrease resulted from the reduction in interest on long-term debt from $1,252,042 in fiscal 2000 to $10,323 in fiscal 2001. The 2000 figure included $1,249,335 of the amortization of the effective premium equal to the intrinsic value calculated based on the difference between the quoted market price and the conversion price on conversions of debt. During 2001, the amortization was $nil.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital is for the sales and marketing of its products.

The Company's capitalization of $14,995,001 as of December 31, 2001 is comprised entirely of stockholders' equity. The Company has short-term debt of $723,334, long-term debt of nil and stockholders' deficit of $682,170.

The Company has generated substantial operating losses since inception and has yet to generate revenues to fund its operations. The Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2001, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings.

During 2002, the Company did not generate operating revenues from product sales or development contracts. In addition, the Company significantly reduced its level of operating expenses. There is no assurance the Company will be successful in developing and marketing its products or that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable.

Management of the Company funded its 2002 operations through a combination of related party loans and offerings of its preferred stock. There is no assurance that sufficient product sales or future sales of common stock or preferred stock will occur or that additional proceeds will be received from such potential offerings. The Company currently does not have an available source for short-term borrowings.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

CASH FLOW

The Company had cash and cash equivalents of $112 and $874 as of December 31, 2001 and 2000, respectively.

During 2001, the Company raised $219,046 from financing activities compared to $551,000 during the 2000 fiscal year. The Company received $77,100 from subscriptions for shares of common stock and $141,946 from the issuance of short term debt for the year ended December 31, 2001. The Company received $426,000 from the issuance of convertible debentures and $125,000 from the issuance of loan payable for the year ended December 31, 2000.

The Company used $342 in investing activities during the 2001 fiscal year as compared to $12,931 during the 2000 fiscal year. The majority of the decrease resulted from reducing the purchase of fixed assets from $11,760 in fiscal 2000 to nil in fiscal 2001.

The Company reduced cash used in operating activities from $545,266 in fiscal 2000 to $219,466 in fiscal 2001. The Company incurred less cash operating expenditures as a result of generating less cash from financing sources during the year.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. We have not produced significant revenues from our principal business and we are a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Property and Equipment

Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually for furniture and equipment on the straight line basis at a rate of 20% per annum, and for computers and technology equipment on a declining-balance basis at a rate of 30% per annum. We review and assess the underlying value of fixed assets as the situation dictates to determine whether a provision for impairment should be recorded. Such determination is made by comparing the carrying value of fixed assets to the future cash flow
(undiscounted) expected to result. When these cash flows are less than the carrying value, impairment is calculated by reference to the fair value of the specific assets.

Intangible Assets

Patents are recorded at cost and amortized using the straight-line method over a period of five years.

Income Taxes

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB "Interpretation No. 9", but it does not have any relationship to the operations of the Company and therefore a description of such and its respective impact on the Company's operations has not been disclosed.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003 and its impact is not expected to have a material effect on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company elected the early adoption of SFAS 145 in fiscal year 2001. The provisions of SFAS 145 have been applied retroactively. Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Accordingly, as losses resulting from the settlement of debt by issuance of common stock did not meet the criteria for extraordinary items under Opinion 30, they have been presented as a component of continuing operations on the statements of operations.

ITEM 7. FINANCIAL STATEMENTS


Index to Financial Statements
                                                                            PAGE

Independent Auditors' Report .................................................26

Balance Sheets as at December 31, 2001 and 2000 ..............................27

Statement of Operations for the years ended December 31, 2001, 2000 and 1999 and for the period from May 14, 1992 (inception) through
December 31, 2001.............................................................28

Statement of Stockholders' Deficit for the period from May 14, 1992
(inception) through December 31, 2001......................................29-30

Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and for the period from May 14, 1992 (inception) through
December 31, 2001..........................................................31-32

Notes to Financial Statements..............................................33-48

Schedule of General and Administrative, Sales and Marketing, and Research
and Development Expenses for the years ended December 31, 2001, 2000 and 1999 and for the period from May 14, 1992 (inception)
through December 31, 2001.....................................................49

 [OBJECT OMITTED]
  KPMG  LLP
  Chartered Accountants
  Box 10426, 777 Dunsmuir Street                        Telephone (604) 691-3000
  Vancouver BC V7Y 1K3                                  Telefax   (604) 691-3031
  Canada                                                www.kpmg.ca



INDEPENDENT AUDITORS' REPORT

To the Stockholders and Director of
Electronic Identification, Inc.

We have audited the accompanying balance sheets of Electronic Identification, Inc. (a development stage enterprise) as at December 31, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows for each of the years in the three year period ended December 31, 2001 and for the period from inception on May 14, 1992 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Identification, Inc. as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 and for the period from inception on May 14, 1992 to December 31, 2001, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   KPMG LLP
--------------

Chartered Accountants
Vancouver, Canada

March 22, 2002, except as to notes 3(l),17(c) and 17(d) which are as of October 25, 2002, note 17(e) which is as of October 30, 2002 and notes 17(f) and 17(g) which are as of January 27, 2003.

                         ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Balance Sheets
(Expressed in United States dollars)

December 31, 2001 and 2000

===============================================================================================
                                                                         2001            2000
-----------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash                                                        $          112  $          874
     Amounts receivable                                                   3,666           3,496
-----------------------------------------------------------------------------------------------
     Total current assets                                                 3,778           4,370

Fixed assets (note 6)                                                    32,940          45,134

Patents (note 7)                                                          4,446           7,729
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Total assets                                                     $       41,164  $       57,233
-----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable and accrued liabilities                    $      378,142  $      291,188
     Due to director (note 8(a))                                        183,869          46,269
     Due to stockholder (note 9)                                        114,377          67,658
     Short-term debt (note 10)                                           46,946               -
-----------------------------------------------------------------------------------------------
     Total current liabilities                                          723,334         405,115

Long-term debt                                                                -         125,000
-----------------------------------------------------------------------------------------------
Total liabilities                                                       723,334         530,115

Stockholders' deficit:
     Preferred stock:
       Authorized:  5,000,000 stock, with $0.001 par value
       Issued:  nil (2000 - nil)
     Common stock (note 11):
       Authorized:  8,750,000 stock, with $0.001 par value
       Issued:  3,090,908 stock (2000 - 2,418,113)                        3,091           2,418
     Additional paid-in capital                                      14,991,910      13,230,866
     Deficit accumulated during the development stage               (15,677,171)    (13,706,166)
-----------------------------------------------------------------------------------------------
     Total stockholders' deficit                                       (682,170)       (472,882)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficit                      $       41,164  $       57,233
===============================================================================================

Future operations (note 2)
Contingencies (note 12)
Commitments (note 16)
Subsequent events (note 17)


See accompanying notes to financial statements

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Operations
(Expressed in United States dollars)

===============================================================================================================
                                                                                                  Period from
                                                                                                 inception on
                                                               Years ended December 31,        May 14, 1992 to
                                               ------------------------------------------------   December 31,
                                                         2001            2000            1999            2001
---------------------------------------------------------------------------------------------------------------
Revenue:
   Revenue                                        $           -   $           -   $           -  $      254,996
   Interest and other income                                  5               -             990           5,001
---------------------------------------------------------------------------------------------------------------
                                                              5               -             990         259,997

Expenses:
   General and administrative (schedule)              1,148,877         753,339         922,097       5,424,375
   Sales and marketing (schedule)                       671,534         685,468         303,875       3,738,918
   Research and development (schedule)                   27,008           3,914          55,993       1,628,490
   Interest on long-term debt (note 15)                  10,323       1,252,042         493,586       2,287,977
   Depreciation and amortization                         15,819          16,743          18,311         163,399
   Write-off of leasehold improvements                        -               -               -          32,131
---------------------------------------------------------------------------------------------------------------
                                                      1,873,561       2,711,506       1,793,862      13,275,290
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Operating loss                                       (1,873,556)     (2,711,506)     (1,792,872)    (13,015,293)

---------------------------------------------------------------------------------------------------------------
Loss due to settlement of debt by
   issuance of common stock (note 3(f))                 (97,449)              -      (1,258,323)     (2,018,840)

Equity loss in and write-down of investment
   in and advances to RFID Datachip
   Technologies Inc. (note 5)                                 -               -               -        (358,835)

Write-off of advances to Infotag Corporation                  -               -               -        (284,203)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Net loss for the period                           $  (1,971,005)  $  (2,711,506)  $  (3,051,195) $  (15,677,171)
---------------------------------------------------------------------------------------------------------------


Net loss per common share information:
     Basic and diluted                            $       (0.71)  $       (1.18)  $       (1.76)

---------------------------------------------------------------------------------------------------------------


Weighted average number of common
   shares used in computing net loss per
   share, basic and diluted                           2,759,874       2,300,549       1,743,920

---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Stockholders' Deficit
(Expressed in United States dollars)

=======================================================================================================================
                                                                                                Deficit
                                                      Common stock                          Accumulated           Total
                                                        (note 11)           Additional       during the   stockholders'
                                               ------------------------        paid-in      development          equity
                                                    Shares       Amount        capital            stage       (deficit)
-----------------------------------------------------------------------------------------------------------------------
Balance, May 14, 1992 (inception)                        -  $         -  $           -  $             -  $            -

Loss for the period                                      -            -              -             (185)           (185)
Stock issued for cash                              389,153          389            311                -             700
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                         389,153          389            311             (185)            515

Loss for the period                                      -            -              -              (80)            (80)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                         389,153          389            311             (265)            435

Loss for the period                                      -            -              -              (80)            (80)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                         389,153          389            311             (345)            355

Loss for the period                                      -            -              -          (25,627)        (25,627)
Stock issued for cash                               55,556           56         19,944                -          20,000
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                         444,709          445         20,255          (25,972)         (5,272)

Loss for the period                                      -            -              -       (1,312,673)     (1,312,673)
Stock returned to Company for cancellation        (284,445)        (284)           284                -               -
Stock issued for secured notes receivable           27,778           28        183,782                -         183,810
Stock issued for cash                               26,751           27        963,096                -         963,123
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                         214,793          216      1,167,417       (1,338,645)       (171,012)

Loss for the period                                      -            -              -       (3,521,956)     (3,521,956)
Stock issued for cash                               27,778           27        999,973                -       1,000,000
Stock issued on settlement of convertible
   debentures                                       79,879           80        499,919                -         499,999
Stock issued to settle expenses                      6,298            6         24,994                -          25,000
Intrinsic value of beneficial conversion of
   liabilities (note 15)                                 -            -        316,000                -         316,000
Stock issue costs                                        -            -       (225,112)               -        (225,112)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                         328,748          329      2,783,191       (4,860,601)     (2,077,081)

Loss for the period                                      -            -              -       (3,082,864)     (3,082,864)
Stock issued on settlement of accounts
   payable                                          47,917           48        344,368                -         344,416
Stock issued for cash                              325,667          326        769,917                -         770,243
Stock issued on settlement of notes payable         37,255           37        152,553                -         152,590
Stock issued on settlement of convertible
   debentures                                      243,074          243        687,388                -         687,631
Stock issued on settlement of legal claims          31,250           31        132,828                -         132,859
Stock issued on settlement of loan payable          44,445           44        116,458                -         116,502
Stock issued to settle expenses                    126,153          126        439,738                -         439,864
Intrinsic value of beneficial conversion of
   liabilities (note 15)                                 -            -        175,653                -         175,653
Settlement of debt by issuance of common
   stock                                                 -            -        663,068                -         663,068
Cancellation of redeemable common stock
   issued to RFID Datachip Technologies Inc.             -            -        226,670                -         226,670
Stock issue costs                                        -            -       (174,056)               -        (174,056)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998, carried
   forward                                       1,184,509        1,184      6,317,776       (7,943,465)     (1,624,505)

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Stockholders' Deficit (Continued)
(Expressed in United States dollars)

=======================================================================================================================
                                                                                                Deficit
                                                      Common stock                          Accumulated           Total
                                                        (note 11)           Additional       during the   stockholders'
                                               ------------------------        paid-in      development          equity
                                                    Shares       Amount        capital            stage       (deficit)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998, brought
   forward                                       1,184,509  $     1,184  $   6,317,776  $    (7,943,465) $   (1,624,505)

Net loss for the period                                               -              -       (3,051,195)     (3,051,195)
Stock issued on the settlement of
   subscriptions received for common stock         430,000          430      1,059,570                -       1,060,000
Stock issued to settle expenses                    251,500          252        375,061                -         375,313
Stock issued on settlement of notes payable         62,500           62         99,938                -         100,000
Stock issued on settlement of convertible
   debentures                                      249,020          249        401,783                -         402,032
Intrinsic value of beneficial conversion of
   liabilities (note 15)                                 -            -        474,117                -         474,117
Settlement of debt by issuance of common
   stock (note 3(f))                                     -            -      1,258,323                -       1,258,323
Stock issue costs                                        -            -        (48,474)               -         (48,474)
Compensatory benefit of stock options
   (note 11(e))                                          -            -        485,828                -         485,828
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                       2,177,529        2,177     10,423,922      (10,994,660)       (568,561)

Loss for the period                                      -            -              -       (2,711,506)     (2,711,506)

Stock issued to settle expenses                    113,500          114      1,131,686                -       1,131,800
Stock issued on the settlement of debt             120,834          121        425,879                -         426,000
Stock issued on recapitalization transaction
   of Girne Acquisition Corporation (note
   4(a))                                            37,500           37            263                -             300
Stock cancelled                                    (31,250)         (31)          (219)               -            (250)
Intrinsic value of beneficial conversion of
   liabilities (note 15)                                 -            -      1,249,335                -       1,249,335
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                       2,418,113        2,418     13,230,866      (13,706,166)       (472,882)

Loss for the period                                      -            -              -       (1,971,005)     (1,971,005)

Stock issued to settle expenses                    475,512          476        902,674                -         903,150
Stock issued to settle debt                        197,283          197        219,803                -         220,000
Subscriptions for units received in cash
   (note 11(b))                                          -            -         77,100                -          77,100
Loss due to settlement of debt by issuance
   of common stock (note 3(f))                           -            -         97,449                -          97,449
Compensatory benefit of stock options
   (note 11(e))                                          -            -        464,018                -         464,018
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                       3,090,908  $     3,091  $  14,991,910  $   (15,677,171) $     (682,170)
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in United States dollars)

===========================================================================================================================
                                                                                                                Period from
                                                                                                               inception on
                                                                           Years ended December 31,         May 14, 1992 to
                                                                  ----------------------------------------     December 31,
                                                                       2001           2000            1999             2001
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Loss for the period                                     $     (1,971,005) $  (2,711,506)  $  (3,051,195)  $  (15,677,171)
   Items not involving cash:
     Depreciation and amortization                                   15,819         16,743          18,311          163,399
     Loss due to settlement of debt by issuance of
       common stock (note 3(f))                                      97,449              -       1,258,323        2,018,840
     Equity loss in and write-down of investment in and
       advances to RFID Datachip Technologies Inc. (note 5)               -              -               -          358,835
     Write-off of leasehold improvements                                  -              -               -           32,131
     Write-off of advances to Infotag Corporation                         -              -               -          284,203
     Write-down of fixed assets                                           -              -               -           35,252
     Loss on disposal of fixed assets                                     -              -               -           10,771
     Acquisition of in-process research and development                   -              -               -          340,108
     Expenses settled with the issuance of notes payable                                 -               -          154,131
     Expenses settled with the issuance of stock                    903,150      1,131,800         375,313        2,875,126
     Stock issued on recapitalization transaction of
       Girne Acquisition Corporation (note 4(a))                          -            300               -              300
     Stock cancelled                                                      -           (250)              -             (250)
     Intrinsic value of beneficial conversion of
       liabilities into common stock (note 15)                            -      1,249,335         474,117        2,215,105
     Compensatory benefit of stock options (note 11(e))             464,018              -         485,828          949,846
   Changes in non-cash operating working capital:
     Amounts receivable                                                (170)           783          45,648           (3,667)
     Prepaid expenses and deposits                                        -            351             (11)               -
     Restricted cash                                                      -              -          47,394                -
     Accounts payable and accrued liabilities                        86,954       (111,121)        (65,752)         701,767
     Due to director (note 8(a))                                    137,600          6,791          39,478          183,869
     Due to stockholder (note 9)                                     46,719       (128,492)         22,444          114,378
     Accounts payable to be settled with common stock                     -              -               -          291,006
---------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                           (219,466)      (545,266)       (350,102)      (4,952,021)

Cash flows from investing activities:
   Bank overdraft                                                         -              -               -                -
   Purchase of fixed assets                                               -        (11,760)              -         (262,861)
   Acquisition of patent                                               (342)        (1,171)              -          (14,923)
   Advances to RFID Datachip Technologies Inc. (note 5)                   -              -               -         (132,165)
   Other advances                                                         -              -               -         (440,501)
---------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                               (342)       (12,931)              -         (850,450)

Cash flows from financing activities:
   Subscriptions received for common stock (note 11(b))              77,100              -               -        1,137,100
   Net proceeds on issuance of common stock                               -              -               -        2,354,899
   Net proceeds on issuance of convertible debentures                     -        426,000         353,558        1,938,780
   Issuance of short-term debt                                      141,946              -               -          141,946
   Issuance of loan payable                                               -        125,000               -          229,858
---------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                        219,046        551,000         353,558        5,802,583
---------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                            (762)        (7,197)          3,456              112

Cash, beginning of period                                               874          8,071           4,615                -
---------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                        $            112   $        874   $       8,071   $          112
---------------------------------------------------------------------------------------------------------------------------

                         ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Cash Flows (Continued)
(Expressed in United States dollars)

===========================================================================================================================
                                                                                                                Period from
                                                                                                               inception on
                                                                           Years ended December 31,         May 14, 1992 to
                                                                  ----------------------------------------     December 31,
                                                                       2001           2000            1999             2001
---------------------------------------------------------------------------------------------------------------------------
Supplemental non-cash investing and financing activities:
     Stock issued on the settlement of
       subscriptions received for common stock             $              -   $          -   $   1,060,000   $    1,060,000
     Stock issued on settlement of accounts payable                       -              -               -          344,416
     Stock issued on settlement of notes payable                          -              -         100,000          252,570
     Stock issued on settlement of convertible debentures                 -        426,000         402,032        2,015,663
     Stock issued on settlement of legal claims                           -              -               -          132,858
     Stock issued on settlement of loans payable                    220,000              -               -          336,502
     Common stock issued on settlement of expenses                  903,150      1,131,800         375,313        2,875,126
     Stock issued on recapitalization transaction of
       Girne Acquisition Corporation (note 4(a))                          -            300               -              300
     Stock cancelled                                                      -           (250)              -             (250)
     Cancellation of redeemable common stock                              -              -               -          226,670
     Intrinsic value of beneficial conversion of
       liabilities into common stock (note 15)                            -      1,249,335         474,117        2,215,105
     Loss due to settlement of debt by issuance of
       common stock (note 3(f))                                      97,449              -       1,258,323        2,018,840
     Issuance of common stock in exchange for secured
       notes                                                              -              -               -          183,810
     Issuance of redeemable common stock                                  -              -               -          226,670
     Authorized par value change resulting in an
       increase in additional paid in capital                             -              -          52,117           52,117

===========================================================================================================================


Supplementary cash flow information:
   Cash paid for taxes                                        $           -  $           -   $           -   $            -
   Cash paid for interest                                                 -          2,707          28,921           59,010

===========================================================================================================================

See accompanying notes to financial statements.

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

================================================================================

1.   General:

     On April 23, 1999 Electronic Identification, Inc. (the "Company" or "El2") signed an Agreement and Plan of Merger with RFID Systems Corp. ("RFID"). This merger was completed on May 3, 1999.

     On March 1, 2000, the Company acquired, through a reorganization agreement, Girne Acquisition Corporation ("Girne"). Girne is a corporation organized and existing under the laws of the State of Delaware. At that date, Girne was an inactive shell company (note 4).

     EI(2) is in the development stage with its principal business activities being directed towards the development and marketing of electronic identification issuing and authentication systems to identify people in secure, convenient and cost effective ways. The Company's identification systems combine radio frequency technology and biometric identification technologies to effectively control the flow of people and information in offices, over the Internet or across borders; as well as for highly sensitive security applications such as passports, driver licenses, credit, banking and access control cards.


2.   Future operations:

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992 to December 31, 2001, the Company has incurred operating losses aggregating $15,677,171. In the three years ended December 31, 2001, the Company has generated no sales revenue. At December 31, 2001, the Company has a working capital deficiency of $719,556 and a stockholders' deficit of $682,170. These factors cause there to be substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise, and market acceptance of its products. Management continues to pursue additional sources of financing; however, to March 22, 2002 no funding arrangements have been made and there can be no guarantee that the required additional financing will be obtained or, if available, will be available on satisfactory terms. Failure to identify and obtain such financing will limit the Company's ability to satisfy its obligations as they come due which may, in turn, impair the Company's ability to continue as a going concern. This could also negatively impact the recoverability of the carrying value of assets.

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

3.   Significant accounting policies:

     (a)  Basis of presentation:

          These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

          The Company has not produced significant revenues from its principal business and is a Development Stage Company as defined by Financial Accounting Standard ("FAS") No. 7.

     (b)  Foreign currency translation:

          The Company's functional and reporting currency is the United States dollar. Transactions undertaken in a currency other than the United States dollar are remeasured into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     (c)  Use of estimates:

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. Areas where significant estimates have been applied include the assessment of the ultimate liability arising out of legal contingencies and the recoverability of fixed assets and patents. Actual results could differ from these estimates.

     (d)  Fixed assets:

          Fixed assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

          ======================================================================
          Assets                                   Basis                    Rate
          ----------------------------------------------------------------------

          Furniture and equipment                  Straight-line             20%
          Computers and technology equipment       Declining-balance         30%

          ----------------------------------------------------------------------

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

     (f)  Common stock issuances:

          During the year, common stock of the Company was issued for settlement of indebtedness. The Company incurred a loss of $97,449 (2000 - nil; 1999 - $1,258,323) on settlements resulting from differences between the market value of common stock issued at the settlement date and the carrying value of the debt.

          Stock issue costs are accounted for as a reduction in the proceeds from the issuance of common stock.

     (g)  Research and development costs:

          Research and development costs are expensed as incurred.

     (h)  Stock-based compensation:

          The Company has elected to apply the intrinsic value principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS 123 (see note 11(e)).

     (i)  Comprehensive  loss:

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

          As the effect of outstanding warrants and options is anti-dilutive, diluted loss per share does not differ from basic loss per share.

     (l)  New accounting standard:

          In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Company elected the early adoption of SFAS 145 in fiscal year 2001. The provisions of SFAS 145 have been applied retroactively.

          Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30.

          Accordingly, as losses resulting from the settlement of debt by issuance of common stock (note 3(f)) did not meet the criteria for extraordinary items under Opinion 30, they have been presented as a component of continuing operations on the statements of operations.

4.   Reorganization and recapitalization transactions:

     (a)  Girne reorganization:

          On March 1, 2000, the Company acquired, through a reorganization agreement, Girne, a corporation organized and existing under the laws of the State of Delaware. At that date, Girne was an inactive shell company. Under the terms and conditions of the reorganization agreement, each issued and outstanding share of common stock of Girne was exchanged pro rata for an aggregate of 125 shares of voting common stock of the Company at $0.001 par value per share. As a result, the Company issued 37,500 shares of common stock for the acquisition of Girne. Immediately after the transaction, the former shareholders of the Company controlled the combined entity. For accounting purposes, this transaction has been accounted for as an issuance of common shares by the Company for the net monetary assets of Girne which were nominal.

          Pursuant  to  the  reorganization   agreement,  the  Company  was  the
          surviving corporation and was continued under its present name as a corporation in the State of Nevada.

     (b)  RFID recapitalization:

          In 1999, EI2 merged with RFID. El2 was a corporation organized and existing under the laws of the State of Nevada. At that date, El2 was an inactive shell company. RFID was a developmental stage enterprise and was developing automatic identification and data collection systems utilizing radio frequency identification technology. El2 is continuing in this line of business.

          El2 had 1,000 shares of common stock outstanding. Under the terms and conditions of the Agreement, each issued and outstanding share of common stock of RFID was converted into 0.125 common shares (as adjusted for reverse stock split (note 17(a)) share of common stock of the Company). Immediately after the transaction, the former shareholders of RFID controlled the combined entity.

          This transaction has been accounted for as a recapitalization of RFID, effectively as if RFID had issued common shares to acquire the net monetary assets of El2. The net monetary assets acquired by El2 were as follows:

          ======================================================================

          Total assets                                            $      176,108
          Total liabilities                                            1,800,613

          ======================================================================


          Under recapitalization accounting, these financial statements reflect the assets, liabilities, revenues and expenses of RFID from its inception on May 14, 1992 combined with those of El2 from the date the merger was completed.

5.   Investment in and advances to RFID Datachip Technologies Inc. ("Datachip"):

     During 1996, the Company acquired 49.9% of the issued and outstanding common stock of Datachip, an unrelated party prior to the transaction, by way of a stock exchange. Datachip received 6,297 redeemable common stock of the Company valued at $36 per stock (as adjusted for reverse stock splits (note 11(a) and (note 17(a)). During fiscal 1997, management determined that a permanent impairment in the value of its investment had occurred and as a result, the investment in Datachip was written down to a nominal value. During fiscal 1998, pursuant to a legal settlement, the Company returned all common stock of Datachip for consideration equal to the return and cancellation of the redeemable common stock previously issued, and wrote-off the balance of the carrying value of its investment in Datachip.


6.   Fixed assets:

     ===============================================================================================
                                                                    Accumulated             Net book
     December 31, 2001                                 Cost        amortization                value
     -----------------------------------------------------------------------------------------------
     Furniture and equipment                  $      18,062         $    10,373         $      7,689
     Computers and technology equipment              82,363              57,112               25,251
     -----------------------------------------------------------------------------------------------

                                              $     100,425         $    67,485         $     32,940
     ===============================================================================================


     ===============================================================================================
                                                                    Accumulated             Net book
     December 31, 2000                                 Cost        amortization                value
     -----------------------------------------------------------------------------------------------

     Furniture and equipment                  $      18,062         $     7,341         $     10,721
     Computers and technology equipment              82,363              47,950               34,413
     -----------------------------------------------------------------------------------------------

                                              $     100,425         $    55,291         $     45,134
     ===============================================================================================


7.   Patents:

     ===============================================================================================
                                                                          Years ended December 31,
                                                                   ---------------------------------
                                                                           2001                 2000
     -----------------------------------------------------------------------------------------------

     Cost                                                          $     16,269         $     15,927
     Accumulated amortization                                            11,823                8,198
     -----------------------------------------------------------------------------------------------

                                                                   $      4,446         $      7,729
     ===============================================================================================

8.   Related party transactions:

     (a)  Due to director:

          The amount due to a director represents a loan provided as well as expenses paid on behalf of the Company by a director. The loan is non-interest bearing, unsecured and has no specific terms of repayment.

     (b)  Transactions with director and officer:

          During the year, the Company was charged a total of $150,000 (2000 - nil; 1999 - nil) for management and consulting services performed by a director and officer of the Company.


9.   Due to stockholder:

     The amount due to a minority stockholder represents services and loans provided to the Company. The loans are non-interest bearing, unsecured and have no specific terms of repayment.


10.  Short-term debt:

     Short-term debt consists of the following:


     ===========================================================================
                                                            2001            2000
     ---------------------------------------------------------------------------

     Non-interest bearing, unsecured notes payable,
     with no specific terms of repayment             $    46,946     $         -

     ===========================================================================


11.  Common stock:

     (a)  Reverse stock split:

          On May 4, 1998, the Company resolved to consolidate the number of preferred and common stock outstanding by a ratio of 4.5 old for one new common stock. On March 30, 2002, the Company completed a reverse split of its common stock on an 8 for 1 basis (note 17(a)). The effect of these reverse stock splits have been applied retroactively throughout these financial statements.

     (b)  Subscriptions received:

          On October 31, 2001, the Company received $18,800 for the purchase of 23,500 units of the Company. Each unit consists of one common stock of the Company and one common stock purchase warrant. Each full warrant entitles the holder to purchase one share of common stock of the Company at $0.80 expiring on October 31, 2002. As at December 31, 2001, these units had not been issued.

          On September 6, 2001, the Company received $58,300 for the purchase of 72,875 units of the Company. Each unit consists of one common stock of the Company and one common stock purchase warrant. Each full warrant entitles the holder to purchase one share of common stock of the Company at $1.60 expiring on September 6, 2002. As at December 31, 2001, these units had not been issued.

     (c)  Stock purchase warrants:

          Activity during the year ended December 31, 2001 is as follows:

          =====================================================================================================
                                             Outstanding                                            Outstanding
          -----------------------------------------------------------------------------------------------------
                                 Exercise      December,                                Expired/      December,
          Expiry date               price           2000       Granted    Exercised    cancelled          2001
          -----------------------------------------------------------------------------------------------------
          June 20, 2002            $23.42            556             -            -            -            556
          =====================================================================================================


          Activity during the year ended December 31, 2000 is as follows:

          =====================================================================================================
                                             Outstanding                                            Outstanding
          -----------------------------------------------------------------------------------------------------
                                 Exercise      December,                                Expired/      December,
          Expiry date               price           1999       Granted    Exercised    cancelled           2000
          -----------------------------------------------------------------------------------------------------

          June 20, 2002            $23.42            556             -            -            -            556
          =====================================================================================================


          Activity during the year ended December 31, 1999 is as follows:

          =====================================================================================================
                                             Outstanding                                            Outstanding
          -----------------------------------------------------------------------------------------------------
                                 Exercise      December,                                Expired/      December,
          Expiry date               price           1998       Granted    Exercised    cancelled           1999
          -----------------------------------------------------------------------------------------------------

          June 20, 2002            $23.42            556             -            -            -            556
          Note 12(b)                $2.00              -        75,000            -       75,000              -
          =====================================================================================================

     (d)  Non-cash consideration:

          Shares issued for non-cash consideration are valued at their market price at the date of agreement for issuance.

     (e)  Stock options:

          The Company reserved 400,000 common shares pursuant to the 1999 stock option plan. An additional 678,125 common shares were authorized in 2001. The Company's Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan, subject to the requirements of any stock exchange on which the Company's shares are listed. The options granted to date generally vest immediately and expire three years from the date of grant.

          On August 22, 2001, the Company re-priced 390,625 vested stock options originally issued on February 24, 1999 from $3.60 to $0.80. A compensatory amount of $63,587 was recognized that reflects the increase in the fair value of the options, all of which were granted to non-employees, due to the re-pricing. On November 7, 2001, the Company again re-priced these stock options from $0.80 to $3.60. No additional compensation resulted from this re-pricing. A summary of the Company's stock option activity is as follows:

          ======================================================================
                                                                        Weighted
                                                     Number              average
                                                  of shares       exercise price
          ----------------------------------------------------------------------

          Balance, December 31, 1999                390,625       $         3.60
          Options granted                                 -                    -
          Options exercised                               -                    -
          Options cancelled / expired                     -                    -
          ----------------------------------------------------------------------

          Balance, December 31, 2000                390,625                 3.60
          Options granted                           687,500                 0.80
          Options exercised                               -                    -
          Options cancelled / expired                     -                    -
          ----------------------------------------------------------------------

          Balance, December 31, 2001              1,078,125       $         1.81
          ======================================================================

          Additional information regarding options outstanding as at December 31, 2001 is as follows:

          ==========================================================================================
                                           Outstanding                           Exercisable
                               ---------------------------------------  ----------------------------
                                            Weighted
                                             average
                                           remaining          Weighted                      Weighted
                               Number    contractual           average     Number            average
          Exercise prices    of shares   life (years)   exercise price     of shares  exercise price
          ------------------------------------------------------------------------------------------
          $ 3.60               390,625         0.15              $3.60      390,625            $3.60
            0.80               296,875         2.64               0.80      296,875             0.80
            0.80               390,625         2.85               0.80      390,625             0.80
          ==========================================================================================

                             1,078,125           1.82            $1.84    1,078,125            $1.84
          ==========================================================================================

          As employee options granted in 1999 have an exercise price equal to the market price at the date of grant, there was no compensation expense recorded for employees and directors in 1999 pursuant to the requirements of APB 25. No options were granted to employees in 2000 or 2001.

          Had the compensation benefit been determined based on the fair value at the grant dates of the stock options and charged to earnings consistent with the measurement provision of FAS 123, the impact would be as follows:

          =====================================================================================================
                                                                                                   Period from
                                                                                                  inception on
                                                                                               May 14, 1992 to
          -----------------------------------------------------------------------------------------------------
                                                            Years ended December 31,               December 31,
                                                 ----------------------------------------------
                                                          2001            2000             1999            2001
          -----------------------------------------------------------------------------------------------------
          Loss for the period, as reported       $  (1,971,005)  $  (2,711,506)   $  (3,051,195) $  (15,677,171)
          Estimated fair value of option grants
             to employees                                    -               -         (292,743)       (292,743)
          -----------------------------------------------------------------------------------------------------

          Pro forma loss                         $  (1,971,005)  $  (2,711,506)   $  (3,343,938) $  (15,969,914)
          -----------------------------------------------------------------------------------------------------

          Loss per share                         $      (0.71)   $       (1.18)   $      (1.76)

          =====================================================================================================

          The fair value for the options was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

          ======================================================================
                                                             Options
                                         ---------------------------------------
                                          Interest
                                              rate           Term     Volatility
          ----------------------------------------------------------------------

          Year ended December 31, 2001           -              -              -
          Year ended December 31, 2000           -              -              -
          Year ended December 31, 1999      5.875%          3 yrs            80%

          ======================================================================

         The weighted-average fair value of stock options granted for the year ended December 31, 2001, 2000 and 1999 was as follows:

          =====================================================================================================
                                           Weighted average                          Weighted average grant
                                            exercise price                               date fair value
                                 ---------------------------------              ------------------------------
                                        Year ended December 31,                      Year ended December 31,
          -----------------------------------------------------------------------------------------------------
                                      2001         2000       1999                2001         2000       1999
          -----------------------------------------------------------------------------------------------------
          Exercise price is
            less than market
            value on grant date      $ 0.80       $    -    $     -              $ 0.80       $    -     $    -
          Exercise price is
            equal to market
            value on grant date        0.80            -       3.60                0.32            -       2.00
          Exercise price
            exceeds market
            value on grant date           -            -          -                   -            -          -
          All options                  0.80            -       3.60                0.48            -       2.00
          =====================================================================================================

     (f)  Rights:

          Pursuant to the Agreement and Plan of merger signed and completed on May 3, 1999, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing stock of the Company prior to May 31, 1999 will receive a right to purchase, for every ten pre-consolidation stocks owned and tendered, an additional pre-consolidation share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of the registration statement with the Securities Exchange Commission. No registration statement has been filed as of December 31, 2001. Rights outstanding at December 31, 2001 are 150,644 (2000 -150,644).

12.  Contingencies:

     The Company has determined that it is not possible at this time to predict the final outcome of the following legal contingencies. The Company has accrued its best estimate of potential damages that may be awarded pursuant to these legal contingencies. Any adjustment to that amount will be recorded in the period determinable.

     (a)  Chemoco NV ("Chemoco"):

          During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 19,445 common stock of the Company to Chemoco. It is the Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was canceled. On September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 87,500 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.

     (b)  Former director claim:

          On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 12,500 warrants of the Company exercisable at $3.00 per share and a further declaration that he was entitled to 75,000 warrants exercisable at $2.00 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.

13.  Income taxes:

     The tax effect of the significant temporary differences which would comprise tax assets and liabilities at December 31, 2001 are as follows:

     ==========================================================================
     Deferred tax assets:
       Patents                                                   $      122,000
       Operating loss carryforwards                                   3,298,000
     --------------------------------------------------------------------------

     Total deferred tax assets                                        3,420,000

     Valuation allowance                                             (3,417,000)
     --------------------------------------------------------------------------

     Net deferred tax assets                                              3,000

     Deferred tax liability:
       Capital assets                                                    (3,000)
     --------------------------------------------------------------------------

     Net deferred tax liability                                  $            -
     ==========================================================================


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period.

     The Company has approximately $9,700,000 of net operating loss carry forwards available for US income tax purposes to reduce taxable income of future years. These net operating loss carry forwards expire in years ranging from 2011 to 2021.

     The Company has approximately $3,300,000 of non-capital losses available for Canadian income tax purposes to reduce taxable income of future years that expire as follows:

     ===========================================================================

     Year ending December 31:

     2006                                                         $      600,000
     2007                                                              1,300,000
     2008                                                              1,400,000
     ---------------------------------------------------------------------------

                                                                  $    3,300,000
     ===========================================================================

14.  Fair value of financial instruments:

     The Company's short-term financial instruments consist of cash, amounts receivable, accounts payable and accrued liabilities, and short-term debt. The fair value of these financial instruments approximate their carrying values due to their short-term to liquidation.

     The fair values of due to stockholder and due to director cannot be reasonably determined due to their related party nature. Due to the nature of the relationship between the Company and the related parties and the lack of a ready market for such indebtedness, it is not possible to estimate the current fair value of this indebtedness.

     The Company has not entered into off-balance sheet derivative instruments at the date of these financial statements.


15.  Interest on long-term debt:

     Interest on long-term debt includes nil (2000 - $1,249,335; 1999 - $474,117) of amortization of the effective premium equal to the intrinsic value calculated based on the difference between the quoted market price and the conversion price on conversions of debt.


16.  Commitments:

     On October 4, 2001, the Company entered into an exclusive, worldwide license agreement with Alternative Technologies ("AT"). The agreement allows the Company to make, use and sell products based on certain technology and intellectual property rights held by AT in exchange for royalties of up to three percent on revenues derived from future sales.

     Additionally, the agreement requires the Company to compensate AT for consulting services at a fixed rate of 2,812.5 free trading shares of the Company's common stock per quarter, regardless of the number of consulting hours provided. AT is required to provide up to eight hours of consulting services per month. The compensation must also have a minimum value of $6,750 per quarter. In the event the Company's share price falls below $2.40 per share, the number of shares shall be increased to compensate for the reduced value. This compensation provision shall terminate at such time as the licensed products become commercially viable, defined as the time at which the royalties exceed $6,000 per month.

     The initial term of the license agreement is for five years and, provided that certain conditions are met, can be renewed for additional, consecutive five-year terms. As at December 31, 2001, there are no amounts owed for royalties under the terms of this agreement. However, $10,000 has been accrued at December 31, 2001 for fees owed to AT in connection with the execution of this license agreement. For the year ended December 31, 2001 the Company also paid AT $6,000 and issued 15,625 shares of common stock valued at $13,650 for consulting services provided.

17.  Subsequent events:

     (a) On February 7, 2002, the Company and Advanced Biometrics, Inc. ("ABI") have agreed to a share exchange.

          On March 20, 2002, pursuant to the terms of the agreement, the Company completed a reverse split of its common stock on an 8 for 1 basis, such that every eight shares of common stock issued and outstanding immediately prior to the reverse split shall be changed into and constitute one share of fully paid and non-assessable common stock of the Company. Additionally, all outstanding options and warrants to acquire Company stock, which have not been exercised or cancelled prior to the closing of the share exchange, would have to be adjusted and changed to account for the 8 to 1 reverse stock split. All share amounts have been retroactively adjusted for all periods presented.

          Upon closing, the share exchange agreement provides for ABI shareholders to control the combined entity. Conditions prior to closing include obtaining shareholder approval, the resolution of certain outstanding obligations of the Company, completing a debt conversion and the completion of two additional private placements of the Company.

     (b) In the first quarter of 2002, the Company issued a total of 451,375 shares of common stock as follows. On January 17, 2002, 96,375 common shares were issued pursuant to stock subscription agreements (note 11(b)), and 43,750 common shares were issued to settle debt. On March 8, 2002, 311,250 shares were issued for consulting services.

     (c) The Company entered into an Agreement and Plan of Share Exchange dated October 25, 2002 with ABI, in which all outstanding common stock of ABI will be exchanged for 95% of the total outstanding shares and share equivalents of the common stock of the Company. Upon closing, the former ABI shareholders will control the combined entity. Additional terms of the agreement required ABI to advance $25,000 in interim financing by October 28, 2002, ABI to raise an additional $500,000 at closing or within a reasonable period thereafter, the Company to issue 1,000,000 shares of common stock at a price of $0.10 per share to settle debts in the amount of $100,000, and obtain director and shareholder approvals.

     (d) The Company entered into a Debt Settlement Agreement dated October 25, 2002 with a creditor which is owed $220,000. The Company agreed to repay $100,000 in cash or by issuance of common stock upon the above ABI merger being approved by the Company's and ABI's shareholders, and a further $120,000 at the rate of $10,000 per month. The creditor agreed to reduce the balance of $120,000 to $75,000 by acceptance of a cash payment of $15,000.

     (e) On October 30, 2002, the Board of Directors of the Company authorized the classification and issuance of 5,000,000 shares of the Company's preferred stock as Series A convertible preferred stock, representing all of the authorized shares of the Company's preferred stock. The Series A convertible preferred stock are voting, redeemable, 8% non-cumulative, $0.001 par value. Each ten Series A convertible preferred stock is convertible into one common stock at the option of the holder. The purchase price of the preferred stock is $0.01 per share.

     (f) The Company received subscription agreements from ABI for the acquisition of 5,000,000 Series A convertible preferred stock for total proceeds of $50,000. The Company received these proceeds during the period from October 27, 2002 to January 27, 2003.

     (g) On January 27, 2003, the Company completed a private placement offering with ABI consisting of 125,000 units at a price of $0.04 per unit to net the Company proceeds of $5,000. Each unit consists of one share of common stock and one common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock exercisable at a price of $0.06 per share on or before January 27, 2005.

                        Electronic Identification, Inc.
                        (A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing,
   and Research and Development Expenses
(Expressed in United States dollars)

==============================================================================================================
                                                                                                   Period from
                                                                                                  inception on
                                                                                               May 14, 1992 to
                                                         Years ended December 31,                 December 31,
                                             -----------------------------------------------
                                                       2001            2000             1999              2001
--------------------------------------------------------------------------------------------------------------
General and administrative:
     Administrative fees                     $        1,275   $      16,631   $       22,215     $      64,358
     Bad debts                                            -               -                -            75,778
     Bank charges and interest                          364             198            1,348            45,850
     Licenses and dues                               12,123               -                -            12,123
     Consulting and contract services               994,286         498,235          731,799         2,612,080
     Legal and professional                          84,816         184,860          150,909         1,034,774
     Office                                          12,180          13,675           23,647           160,985
     Rent                                             9,690          10,099           10,098           143,270
     Salaries and benefits                                -               -                -           766,458
     Stock administration                             6,974           5,317           13,495            39,228
     Telephone                                        2,173           3,207            2,772            56,754
     Travel and accommodation                         6,712          15,610            2,558           302,655
     Foreign exchange (gain) loss                    18,284           5,507          (36,744)          110,062
--------------------------------------------------------------------------------------------------------------
                                             $    1,148,877   $     753,339   $      922,097     $   5,424,375
==============================================================================================================


Sales and marketing:
     Advertising                             $            -   $           -   $            -     $      16,749
     Consulting and contract services               641,778         637,375          123,561         2,258,576
     Entertainment and promotion                      4,868          14,522           19,190           159,577
     Investor relations                               3,318           3,367           99,618           388,397
     Office                                           5,983             281            4,080            84,246
     Rent                                                 -               -                -           137,318
     Salaries and benefits                                -               -            2,287           291,342
     Telephone and Internet                           2,172           3,207            2,772            24,679
     Travel and accommodation                        13,415          26,716           52,367           378,034
--------------------------------------------------------------------------------------------------------------

                                             $      671,534   $     685,468   $      303,875     $   3,738,918
==============================================================================================================


Research and development:
     Acquired in-process research and
       development                           $            -   $           -   $            -     $     340,108
     Consulting and contract services                27,008           2,291           53,013           224,817
     Office                                               -             231                -           101,373
     Salaries and benefits                                -               -                -           727,739
     Supplies                                             -             798                -           183,615
     Travel and accommodation                             -             594            2,980            50,838
--------------------------------------------------------------------------------------------------------------

                                             $       27,008   $       3,914   $       55,993     $   1,628,490
==============================================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 23, 2003, Electronic Identification, Inc. (the Company) dismissed its independent accountants, KPMG LLP, Chartered Accountants (KPMG), and on the same date engaged the services of Manning Elliott, Chartered Accountants as its new independent accountants for the year ending December 31, 2002. The Company's Board of Directors recommended and approved the dismissal of KPMG and the appointment of Manning Elliott, Chartered Accountants.

During the years ended December 31, 2001 and 2000, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers are appointed by the Board of Directors and hold office until their earlier death, retirement, resignation or removal.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Name                   Age    Position                            Director Since

Terry A. Kirby         54     President, Secretary, Treasurer     April 20, 1999
                              and Director

Information as to our officer/director and key employees is as follows:

Terry A. Kirby

Mr. Kirby has been Chairman, CEO and Director of the Company, since its inception and was a director of the predecessor company, RFID Systems Corp. since 1996. Mr. Kirby also serves as the sole officer and director of Global Industrial Services, Inc, a publicly traded reporting company, and has held that position since December 1999. Mr. Kirby served as President of Crescendo
Corporate Development, Inc., a company involved in corporate development, promotion and investor relations. From 1996 to 1997, he was Vice-President, Corporate Development of Alpine Exploration Corporation, currently African
Minerals on the CDNX, a company involved in precious metals exploration in Western Africa. From 1994 to 1996, Mr. Kirby was responsible for Corporate Development for Kensington Resources Ltd., a public company involved in a joint venture diamond exploration program in Saskatchewan with Monopros, a DeBeers company. From 1993 to 1994, he was Vice-President, International Sales and Marketing of Hot In-Place Asphalt Recycling Inc, an international company providing rehabilitation methods to various government agencies, and from 1989 to 1992 he was a principal of R.W. Blacktop Ltd., a company that provides environmentally and economically sound asphalt highway resurfacing solutions. From 1986 to 1989, Mr. Kirby was Managing Partner of First Marketing Inc., a company that developed Kingman Island, an interactive theme park in Washington, D.C. and Harbour Front, a redevelopment project on Toronto's waterfront. From 1983 to 1986, he was Director, Corporate Sponsorships of EXPO '86, the World Exposition in Vancouver, BC Canada.

Conflicts of Interest Related to Other Business Activities

Terry Kirby, our sole officer and director has existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to the Company. As a result, conflicts of interest between the Company and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Mr. Kirby devotes approximately 70% of his time to our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, the Company's sole officer and director and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Currently, our officers, directors, and management personnel are reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our President. None of other significant employees total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2002. Our Board of Directors has adopted a non-qualified stock option plan for our officers, key employees, directors, agents, advisors and consultants which could result in additional compensation.

                                                     Annual compensation                    Long term compensation
                                         --------------------------------------------------------------------------------
                                                                                         Awards                Payouts
                                                                              --------------------------------------------
Name and Position                Year    Salary     Bonus ($)  Other Annual     Restricted      Securities      LTIP          All
                                                                                   Stock        underlying      Payouts      other
                                                                                  Awards          options/                    Comp.
                                                                                                    SARs
                                            ($)                     ($)            ($)              (#)           ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
Terry Kirby,                     2000        0          0            0              0                0             0            0
President, Secretary,
Treasurer                        2001     150,000       0            0              0             300,000          0            0
------------------------------------------------------------------------------------------------------------------------------------

Compensation of Directors

Our director, Terry Kirby, receives no extra compensation for his service on our board of directors.

Employment Contracts

We have no employment contracts with any of our employees.

Stock Option Plan

Under the Stock Option Plan maintained by the Company, the Company can grant non-qualified stock options to officers, key employees, directors, agents, advisors or consultants of the Company.

--------------------------------------------------------------------------------
 Name             Number of    Percent of total     Exercise
                 securities      options/SARs          or
                 underlying      granted to           base
                options/SARS     employees in         price
                 granted (#)     fiscal year          ($/Sh)   Expiration Date
--------------------------------------------------------------------------------
Terry Kirby        66,875          22.29%             $0.80   August 22, 2004
--------------------------------------------------------------------------------
Terry Kirby       233,125          77.71%             $0.80   November 7, 2004
--------------------------------------------------------------------------------

On August 22, 2001, the Company granted Mr. Kirby options to purchase 66,875 shares of the Company's common stock and on November 7, 2001, the Company granted Mr. Kirby options to purchase an additional 233,125 shares of the Company's common stock. The options are exercisable at $0.80 per share, vest immediately and expire when Mr. Kirby ceases to maintain a business relationship with the Company or subsidiary.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its Common Stock as of June 30, 2003, by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

   Name and Address
   of Beneficial Owner (1)      Amount of Ownership (2)     Percent of Class (3)
   -----------------------      -----------------------     --------------------

   Terry Kirby                          301,389 (4)                  8.5%

   Officers and directors as a Group
   (1 person)                           301,389                      8.5%

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after June 30, 2003, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person.

(3) Based on an aggregate of 3,542,283 shares of Company's Common Stock issued and outstanding as of June 30, 2003.

(4) Includes 1,389 shares directly owned by Mr. Kirby and 300,000 options that are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2001, the Company was charged a total of $150,000 for management and consulting services performed by a director and officer of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Number    Description
     ------    -----------
     3.1*      Articles of  Incorporation  (incorporated by reference to Exhibit
               3.1 to the registrant's Amended Form 10-QSB, filed with the Securities and Exchange Commission on June 20, 2000).

     3.2*      Certificate of Change in Number of Authorized Shares.

     3.3*      By-Laws   (incorporated  by  reference  to  Exhibit  3.2  to  the
               registrant's Amended Form 10-QSB, filed with the Securities and Exchange Commission on June 20, 2000).

     99.1      Section 906 Certifications under Sarbanes-Oxley Act of 2002

     *    Previously filed

(b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The issuer's principal executive officer and principal financial officer have concluded that the effectiveness of the issuer's controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of June 30, 2003, are sufficient.

(b) There have been no changes in internal controls in the previous year.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    (Registrant) ELECTRONIC IDENTIFICATION, INC.


                                              By: /s/ Terry A. Kirby
                                              ---------------------------------
                                                      Terry A. Kirby, President
                                               Date: July 25, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              By: /s/ Terry A. Kirby
                                              ----------------------------------
                                                      Terry A. Kirby, President,
                                               Secretary/Treasurer and Director
                                               Date: July 25, 2003

Exhibit 99.1

                                  CERTIFICATION

I, Terry A. Kirby, certify that:


1.   I  have   reviewed   this  annual  report  on  Form  10-KSB  of  Electronic
     Identification, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  July 25, 2003


        /s/   Terry Kirby
        -----------------------------------------
              Terry A. Kirby
              President, Chief Executive Officer
              and Treasurer(Principal Executive
              Officer and Principal Financial Officer)

                                  CERTIFICATION

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Electronic Identification, Inc. (the "Company") for the period ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Kirby, President, Treasurer, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



     Date:  July 25, 2003


        /s/   Terry Kirby
        -----------------------------------------
        Terry A. Kirby
        President and Chief Executive Officer
        (Principal Executive Officer and
        Principal Financial Officer)