Form 10QSB
period 2002-03-31
ELECTRONIC IDENTIFICATION INC
filed 2003-07-30
CIK 1091967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

                        Commission File Number 000-27365


                         ELECTRONIC IDENTIFICATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                   88-0440528
--------------------------------------------------------------------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

        Suite 411, 1200 West Pender Street, Vancouver, BC, Canada V6E 2S9
                            Telephone: (604) 684-8002
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes (x) No

As of June 30, 2003, the registrant had 3,542,013 shares of common stock outstanding.


Transitional Small Business Disclosure Format (Check One) ( ) Yes (x) No

                                TABLE OF CONTENTS

                                                                            PAGE
PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS ................................................4-16

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ..............17

ITEM 3 CONTROLS AND PROCEDURES ...............................................23


PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS .....................................................24

ITEM 2 CHANGES IN SECURITIES..................................................24

ITEM 3 DEFAULTS UPON SENIOR SECURITIES .......................................24

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................24

ITEM 5 OTHER INFORMATION .....................................................25

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.......................................25

SIGNATURES ...................................................................25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         Electronic Identification, Inc.
                        (A Development Stage Enterprise)


                                                                     Index

Balance Sheets ..............................................................F-1

Statements of Operations ....................................................F-2

Statements of Cash Flows ....................................................F-3

Notes to the Financial Statements ......................................F-4-F-12

Schedules of General and Administrative, Sales and Marketing,
and Research and Development Expenses ......................................F-13

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in US dollars)

                                                             March 31         December 31,
                                                                2002               2001
                                                                 $                  $
                                                            (unaudited)          (audited)
Assets

Current Assets

  Cash and cash equivalents                                           -                112
  Amounts receivable                                              5,282              3,666
------------------------------------------------------------------------------------------
Total Current Assets                                              5,282              3,778

Property and Equipment (Note 3)                                  29,926             32,940

Patents (Note 4)                                                  3,825              4,446
------------------------------------------------------------------------------------------
Total Assets                                                     39,033             41,164
------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable and accrued liabilities                      358,682            378,142
  Due to director (Note 5(a))                                   183,716            183,869
  Due to stockholder (Note 5(c))                                217,511            114,377
  Short-term debt (Note 6)                                        9,992             46,946
------------------------------------------------------------------------------------------
Total Liabilities                                               769,901            723,334
------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 8 and 9)

Stockholders' Deficit

Preferred Stock
  Authorized: 5,000,000 shares, with a $0.001
  par value; none issued                                              -                  -

Common Stock (Note 7)
  Authorized: 8,750,000 shares, with a $0.001 par value;
  Issued: 3,542,013 shares (2001 - 3,090,908 shares)              3,542              3,091

Additional Paid-In Capital                                   15,275,459         14,991,910

Deferred Compensation                                          (123,644)                 -

Deficit Accumulated During The Development Stage            (15,886,225)       (15,677,171)
------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                    (730,868)          (682,170)
------------------------------------------------------------------------------------------
Total Liabilities And Stockholders' Deficit                      39,033             41,164
==========================================================================================

              The accompanying notes are an integral part of these
                                      F-1

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(unaudited)

                                                                                                   Accumulated from
                                                                                                    May 14, 1992
                                                                                                      (Date of
                                                                            Three Months Ended      Inception) to
                                                                                March 31,             March 31,
                                                                        ---------------------------
                                                                            2002         2001           2002
                                                                              $            $              $

Revenue                                                                             -            -          254,996
Interest and other income                                                           -            -            5,001
--------------------------------------------------------------------------------------------------------------------
                                                                                    -            -          259,997
--------------------------------------------------------------------------------------------------------------------
Expenses

  Amortization                                                                  3,635        3,945          167,034
  General and administrative (Schedule)                                       133,939      228,630        5,558,314
  Sales and marketing (Schedule)                                               71,480      438,517        3,810,398
  Research and development (Schedule)                                               -        7,510        1,628,490
  Interest on long-term debt                                                        -       33,146        2,287,977
  Write-off of leasehold improvements                                               -            -           32,131
-------------------------------------------------------------------------------------------------------------------

Total Expenses                                                                209,054      711,748       13,484,344
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                                               (209,054)    (711,748)     (13,224,347)

Loss due to settlement of debt by issuance of common stock                          -            -       (2,018,840)

Equity loss in and write-down of investment in and advances to RFID
  Datachip Technologies Inc.                                                        -            -         (358,835)

Write-off of advances to Infotag Corporation                                        -            -         (284,203)
-------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                                      (209,054)    (711,748)     (15,886,225)
===================================================================================================================

Net Loss Per Share - Basic                                                      (0.06)       (0.29)
===================================================================================================================

Weighted Average Shares Outstanding                                         3,283,836    2,451,375
===================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

              The accompanying notes are an integral part of these
                                      F-2

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                                                    Three Months Ended March 31
                                                                               ------------------------------------
                                                                                       2002               2001
                                                                                      $                 $
Cash Flows From Operating Activities
  Loss for the period                                                                  (209,054)           (711,748)
  Items not involving cash:
    Amortization                                                                          3,635               3,945
    Gain on settlement of debt                                                                -              (5,000)
    Expenses settled with the issuance of stock                                         125,356             618,750
    Intrinsic value of beneficial conversion of liabilities into common stock                 -              32,228
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  (1,616)                353
    Accounts payable and accrued liabilities                                            (19,460)            (29,245)
    Due to director                                                                        (153)            (16,076)
    Due to stockholder                                                                  103,134               4,651
-------------------------------------------------------------------------------------------------------------------


Net Cash Provided By (Used In) Operating Activities                                       1,842            (102,142)
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Issuance (repayment) of short-term debt                                                (1,954)            105,000
-------------------------------------------------------------------------------------------------------------------

Net Cash (Used) Provided By Financing Activities                                         (1,954)            105,000
-------------------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash                                                                (112)              2,858

Cash, Beginning of Period                                                                   112                 874
-------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                                           -               3,732
===================================================================================================================

Non-Cash Financing Activities

  Stock Issued on settlement of long-term debt                                                -             110,000
  Stock Issued on settlement of short-term debt                                          35,000                   -
  Stock issued on settlement of expenses                                                249,000             618,750
  Intrinsic value of beneficial conversion of liabilities into common stock                   -              32,228

===================================================================================================================

Supplemental Disclosures

  Cash paid for taxes                                                                         -                   -
  Cash paid for interest                                                                      -                   -

              The accompanying notes are an integral part of these
                                      F-3

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in US dollars)



1.   Nature of Operations and Continuance of Business

     The Company was incorporated in the State of Nevada, U.S.A. on May 14, 1992. The Company is in the development stage with its principal business activities being directed towards the development and marketing of electronic identification issuing and authentication systems to identify people in secure, convenient and cost effective ways. The Company's identification systems combine radio frequency technology and biometric identification technologies to effectively control the flow of people and information in offices, over the Internet or across borders; as well as for highly sensitive security applications such as passports, driver licenses, credit, banking and access control cards.

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992 to March 31, 2002, the Company has incurred operating losses aggregating $15,886,225. At March 31, 2002 the Company has a working capital deficiency of $764,619 and a stockholders' deficit of $730,868. The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise, and market acceptance of its products. Management continues to pursue additional sources of financing; however no funding arrangements have been made and there can be no guarantee that the required additional financing will be obtained or, if available, will be available on satisfactory terms. Failure to identify and obtain such financing will limit the Company's ability to satisfy its obligations as they come due, which may, in turn, impair the Company's ability to continue as a going concern. This could also negatively impact the recoverability of the carrying value of assets. These factors cause there to be substantial doubt about the Company's ability to continue as a going concern.

     On February 7, 2002, Advanced Biometrics, Inc. ("ABI") and the Company agreed to a share exchange. Upon closing, the share exchange agreement provides for ABI shareholders to control the combined entity. Conditions prior to closing include obtaining shareholder approval, the resolution of certain outstanding obligations of the Company, completing a debt conversion and the completion of two additional private placements of the Company. Refer to Note 10(a).


2.   Significant Accounting Policies

     (a)  Basis of Presentation
          These financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company has not produced significant revenues from its principal business and is a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.
                                      F-4

     (b)  Cash and Cash Equivalents
          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     (c)  Interim Financial Statements
          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     (d)  Research and Development Costs
          Research and development costs are expensed as incurred.

     (e)  Patents
          Patents are recorded at cost and amortized using the straight-line method over a period of five years.

     (f)  Foreign Currency Translation
          The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are remeasured to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on remeasurement or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     (g)  Use of Estimates
          The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. Areas where significant estimates have been applied include the assessment of the ultimate liability arising out of legal contingencies and the recoverability of fixed assets and patents. Actual results could differ from these estimates.

     (h)  Property and Equipment
          Property   and   equipment   is  carried  at  cost  less   accumulated
          amortization. Amortization is computed on the following methods over the estimated useful life of the asset at the following annual rates:
              Furniture and equipment - 20% Straight-line
              Computers and technology equipment - 30% Declining-balance

     (i)  Stock-Based Compensation
          The Company has elected to apply the intrinsic value principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that
                                      F-5
          the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123
          "Accounting for Stock-Based Compensation" and are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

     (j)  Financial Instruments
          The Company's short-term financial instruments include accounts receivable, accounts payable, accrued liabilities, and amounts due to related parties. The fair value of these financial instruments approximate their carrying values due to their short-term to liquidation.

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

     (k)  Comprehensive Loss
          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (l)  Basic and Diluted Net Income (Loss) Per Common Share
          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive

     (m)  Long-Lived Assets
          In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     (n)  Income Taxes
          Potential  benefits  of income tax losses  are not  recognized  in the
                                      F-6
          accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     (o)  Recent Accounting Pronouncements
          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

          In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" but it does not have any relationship to the operations of the Company and therefore a description of such and its respective impact on the Company's operations has not been disclosed.

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company elected the early adoption of SFAS 145 in fiscal year 2001. The provisions of SFAS 145 have been applied retroactively. Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from F-7
                                      F-7
          extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Accordingly, as losses resulting from the settlement of debt by issuance of common stock did not meet the criteria for extraordinary items under Opinion 30, they have been presented as a component of continuing operations on the statements of operations.

     (p)  Reclassifications
          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Property and Equipment

                                                                                      March 31,     December 31,
                                                                                         2002           2001
                                                                                     Net carrying   Net carrying
                                                                     Accumulated        value           value
                                                           Cost      Amortization         $               $
                                                             $            $          (unaudited)      (audited)

     Computers and technology equipment                     82,363            59,158        23,205           25,251
     Furniture and equipment                                18,062            11,341         6,721            7,689
     --------------------------------------------------------------------------------------------------------------
                                                           100,425            70,499        29,926           32,940
     ==============================================================================================================


4.   Patents

                                                                                        March 31,     December 31,
                                                                                           2002           2001
                                                                                       Net carrying   Net carrying
                                                                                          value           value
                                                                                            $               $

(unaudited) (audited)

     Cost                                                                                   16,269           16,269
     Accumulated amortization                                                               12,444           11,823
     --------------------------------------------------------------------------------------------------------------
     Net carrying value                                                                      3,825            4,446
     ==============================================================================================================

5.   Related Party Transactions/Balances

     (a)  Due to director

          The amount due to a director represents a loan provided as well as expenses paid on behalf of the Company by a director. The loan is non-interest bearing, unsecured and has no specific terms of repayment.
                                      F-8

     (b)  Transactions with director and officer

          During 2001, the Company was charged a total of $150,000 for management and consulting services performed by a director and officer of the Company. 5.

     (c)  Due to stockholder

          The amount due to stockholder represents loans and services provided to the Company. The loans are non-interest bearing, unsecured and have no specific terms of repayment. Included in this amount is $62,394 owed to an employee of this minority stockholder for consulting services provided to the Company. During the quarter ended March 31, 2002, the Company incurred $37,126 in office, rent and consulting fees to this stockholder.


6.   Short-Term Debt

          Short-term debt consists of non-interest bearing, unsecured notes payable, with no specific terms of repayment.


7.   Common Stock

     (a)  Reverse stock split
          On March 20, 2002, pursuant to the terms of the ABI share exchange agreement, the Company completed a reverse split of its common stock on an 8 for 1 basis, such that every eight shares of common stock issued and outstanding immediately prior to the reverse split was changed into and constitute one share of fully paid common stock of the Company. Additionally, all outstanding options and warrants to acquire Company stock, which have not been exercised or cancelled prior to the closing of the share exchange, were adjusted and changed to account for the 8 to 1 reverse stock split. All share amounts have been retroactively adjusted for all periods presented.

     (b)  Non-cash consideration
          Shares issued for non-cash consideration were valued based on the fair market value of the services provided.

          On January 17, 2002, the Company issued 43,750 shares of common stock to settle debt with a fair value of $35,000.

          On January 17, 2002, the Company issued 96,375 shares of common stock to settle subscriptions. See Note (c).

          On March 8, 2002, the Company issued 311,250 shares of common stock for consulting services. These shares were issued at an aggregate value of $249,000 for services rendered or to be rendered for a term expiring June 2002. Of this amount, $125,356 has been charged to operations during the quarter, and the balance of $123,644 is included as deferred compensation, and will be charged to operations during the next quarter.

     (c)  Subscriptions received
          On October 31, 2001, the Company received $18,800 for the purchase of 23,500 units of the Company. These units were issued on January 17, 2002. Each unit consisted of .125 common stock of the Company and .125 common stock purchase warrant. Each full warrant entitled the holder
                                      F-9
          to purchase one share of common stock of the Company at $0.80 expiring on October 31, 2002 (subsequently expired in full without exercise).

          On September 6, 2001, the Company received $58,300 for the purchase of 72,875 units of the Company. These units were issued on January 17, 2002. Each unit consisted of .125 common stock of the Company and .125 common stock purchase warrant. Each full warrant entitled the holder to purchase one share of common stock of the Company at $1.60 expiring on September 6, 2002 (subsequently expired in full without exercise).

     (d)  Stock purchase warrants
          Warrants outstanding as at March 31, 2002 consisted of 556 common stock purchase warrants exercisable at a price of $23.44 per share on or before June 20, 2002 (subsequently expired in full without exercise).

     (e)  Stockholders' Rights Plan
          Pursuant to the Agreement and Plan of Merger signed and completed on May 3, 1999, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing stock of the Company prior to May 31, 1999 will receive a right to purchase, for every ten pre-consolidation stocks owned and tendered, an additional pre-consolidation share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of a registration statement with the Securities Exchange Commission. No registration statement has been filed as of March 31, 2002. Rights outstanding at March 31, 2002 are 150,644.


8.   Litigation

          The Company has determined that it is not possible at this time to predict the final outcome of the following legal contingencies. The Company has accrued its best estimate of potential damages that may be awarded pursuant to these legal contingencies. Any adjustment to that amount will be recorded in the period determinable.

     (a)  Chemoco NV ("Chemoco")
          During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 19,445 common stock of the Company to Chemoco. It is the Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was cancelled. On
          September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 87,500 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.

     (b)  Former director claim
          On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 12,500 warrants of the Company exercisable at $3.00
                                      F-10
          per share and a further declaration that he was entitled to 75,000 warrants exercisable at $2.00 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.


9.   Commitments

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

          The initial term of the license agreement is for five years and, provided that certain conditions are met, can be renewed for additional, consecutive five-year terms. As at March 31, 2002, there are no amounts owed for royalties under the terms of this agreement. However, $10,000 has been accrued at March 31, 2002 for fees owed to AT in connection with the execution of this license agreement. For the period ended March 31, 2002, no fees were paid to AT and no common stock was issued for consulting services provided.


10.  Subsequent Events

     (a) The Company entered into an Agreement And Plan Of Share Exchange dated October 25, 2002 with ABI, in which all outstanding common stock of ABI will be exchanged for 95% of the total outstanding shares and share equivalents of the common stock of the Company. The Closing Date has been extended to May 30, 2003. Upon closing, the former ABI shareholders will control the combined entity. Additional terms of the agreement required ABI to advance $25,000 in interim financing by October 28, 2002, ABI to raise an additional $500,000 at closing or within a reasonable period thereafter, the Company to issue 1,000,000 shares of common stock at a price of $0.10 per share to settle debts in the amount of $100,000, and obtain director and shareholder approvals.

     (b) The Company entered into a Debt Settlement Agreement dated October 25, 2002 with a creditor which is owed $220,000. The Company agreed to repay $100,000 in cash or by issuance of common stock upon the above ABI merger being approved by the Company's and ABI's shareholders, and a further $120,000 at the rate of $10,000 per month. The creditor agreed to reduce the balance of $120,000 to $75,000 by acceptance of a cash payment of $15,000.
                                      F-11

     (c) On October 30, 2002, the Board of Directors of the Company authorized the classification and issuance of 5,000,000 shares of the Company's Preferred Stock as "Series A Convertible Preferred Stock", representing all of the authorized shares of the Company's Preferred Stock. The Series A Convertible Preferred Stock are voting, redeemable, 8% non-cumulative, $0.001 par value. Each ten Series A Convertible Preferred Stock is convertible into one common stock at the option of the holder. The purchase price of the preferred stock is $0.01 per share.

     (d) The Company received subscription agreements from ABI for the acquisition of 5,000,000 Series A Convertible Preferred Stock for total proceeds of $50,000. The Company received these proceeds during the period from October 27, 2002 to January 27, 2003.

     (e) On January 27, 2003, the Company completed a private placement offering with ABI consisting of 125,000 units at a price of $0.04 per unit to net the Company proceeds of $5,000. Each unit consists of one share of common stock and one common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock exercisable at a price of $0.06 per share on or before January 27, 2005.
                                      F-12

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing, and Research and Development Expenses
(Expressed in US dollars)
(unaudited)


                                                                                                 Accumulated from
                                                                                                   May 14, 1992
                                                                                              (Date of Inception) to
                                                                                                    March 31,
                                                                 Three Months Ended
                                                                      March 31,
                                                                 2002          2001                  2002
                                                                  $              $                    $
General and Administrative

  Administrative fees                                                    -          1,294                    64,358
  Bad debts                                                              -              -                    75,778
  Bank charges and interest                                             60             88                    45,910
  Licenses and dues                                                      -              -                    12,123
  Consulting and contract services                                  85,250        197,667                 2,697,330
  Legal and professional                                            40,256         34,751                 1,075,030
  Office                                                             2,090          5,039                   163,075
  Rent                                                               2,350          2,454                   145,620
  Salaries and benefits                                                  -              -                   766,458
  Stock administration                                               2,102            648                    41,330
  Telephone                                                            459            885                    57,213
  Travel and accommodation                                              35          1,893                   302,690
  Foreign exchange (gain) loss                                       1,337        (16,089)                  111,399
-------------------------------------------------------------------------------------------------------------------

                                                                   133,939        228,630                 5,558,314
===================================================================================================================

Sales and Marketing

  Advertising                                                            -              -                    16,749
  Consulting and contract services                                  71,152        427,650                 2,329,728
  Entertainment and promotion                                          328          4,683                   159,905
  Investor relations                                                     -              -                   388,396
  Office                                                                 -            134                    84,246
  Rent                                                                   -              -                   137,318
  Salaries and benefits                                                  -              -                   291,342
  Telephone and internet                                                 -            885                    24,680
  Travel and accommodation                                               -          5,165                   378,034
-------------------------------------------------------------------------------------------------------------------

                                                                    71,480        438,517                 3,810,398
===================================================================================================================

Research and Development

  Acquired in-process research and development                           -              -                   340,108
  Consulting and contract services                                       -          7,510                   224,817
  Office                                                                 -              -                   101,373
  Salaries and benefits                                                  -              -                   727,739
  Supplies                                                               -              -                   183,615
  Travel and accommodation                                               -              -                    50,838
--------------------------------------------------------------------------------------------------------------------

                                                                         -          7,510                 1,628,490
===================================================================================================================

                                      F-13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PLAN OF OPERATION
-----------------

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

Phase I - Development

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
-------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

Period ending March 31, 2002 compared to period ending March 31, 2001

REVENUES. Revenues were nil for both periods. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES. ("G&A") G&A expenses for the three-month period decreased to $133,939 in 2002 from $228,630 in 2001. This decrease is almost entirely attributable to the decrease in G&A consulting and contract services. The Company continues to work with its consultants to form strategic alliances and partnerships.

SALES AND MARKETING EXPENSES ("S&M"). S&M expenses decreased to $71,480 in the three-month period ended March 31, 2002 from $438,517 for the same period in 2001. This decrease is almost entirely attributable to the decrease in S&M consulting and contract services.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased to nil in the first quarter of 2002 compared to $7,510 for the first quarter of 2001. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The costs of R&D are now borne by the Company's strategic partners.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased slightly from $3,945 in the three-month period ended March 31, 2001 to $3,635 in the three-month period ended March 31, 2002. There were no capital additions in the current period. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

INTEREST ON LONG-TERM DEBT For the three-month period ended March 31, 2002, the Company incurred no interest expense. For the three-month period ended March 31, 2001, the Company incurred interest expense of $33,146, which includes $32,228 of amortization of the effective discount on issuance of long-term debt, equal to the intrinsic value calculated as the excess of the quoted market price at the date of issuance of the debt over the conversion price.

NET LOSS. Net loss for the three-month period ended March 31, 2002 was $209,054 as compared to $711,748 for the three-month period ended March 31, 2001. The majority of the decrease resulted from the reduction in consulting and contract services from $625,317 in 2001 to $156,402 in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary need for capital is for the sales and marketing of its products.

The Company's net assets total $39,033 as of March 31, 2002 compared to $55,792 as of March 31, 2001. The Company has short-term debt of $769,901, long-term debt of nil and stockholders' deficit of $730,868 as of March 31, 2002.

The Company has generated substantial operating losses since inception. The Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2001, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings. During the three-month period ended March 31, 2002, the Company funded the repayment of short-term debt of $35,000 and expenses of $249,000 by the issuance of common stock. During the three-month period ended March 31, 2001, the Company funded the repayment of long-term debt of $110,000 and expenses of $618,750 by the issuance of common stock.

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

The Company had cash and cash equivalents of nil and $3,732 as of March 31, 2002 and 2001, respectively.

During the three-month period ended March 31, 2002, the Company repaid $1,954 towards short-term debt. During the three-month period ended March 31, 2001 the Company raised proceeds of $105,000 from the issuance of short-term debt.

During the three-month period ended March 31, 2002, the Company raised $1,842 from operations as compared to using $102,142 during the three-month period ended March 31, 2001. The change is largely due to funds advanced by a shareholder during the three-month period ended March 31, 2002 of $103,134 as compared to $4,651 during the three-month period ended March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations.

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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The issuer's principal executive officer and principal financial officer have concluded that the effectiveness of the issuer's controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of June 30, 2003, are sufficient.

(b) There have been no changes in internal controls in the previous period.

                           PART II: OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 28, 2002, the Company filed a Form S-8 to register 311,250 shares of its common stock to be issued to two consultants for providing services to the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     Number    Description
     ------    -----------

     99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CEO and CFO.

     (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 25, 2003                       ELECTRONIC IDENTIFICATION, INC.



                                             By: /s/  Terry Kirby
                                             -----------------------------------
                                             Name:    Terry Kirby
                                             Title:   President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer

EXHIBIT 99.1

                                 CERTIFICATIONS


I, Terry Kirby, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Electronic Identification, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 25, 2003


/s/  Terry Kirby
-----------------
Terry Kirby
President, Chief Executive Officer, and Treasurer
(Principal Executive Officer and Principal Financial Officer)

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Electronic Identification, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 25, 2003

/s/  Terry Kirby
----------------
Terry Kirby
President, Chief Executive Officer, and Treasurer
(Principal Executive Officer and Principal Financial Officer)