Form 10QSB
period 2002-06-30
ELECTRONIC IDENTIFICATION INC
filed 2003-07-30
CIK 1091967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.

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

Schedules of General and Administrative, Sales and Marketing,
and Research and Development Expenses ......................................F-13

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in US dollars)

                                                                           June 30,         December 31,
                                                                              2002               2001
                                                                               $                  $

                                                                           (unaudited)         (audited)
Assets

Current Assets

  Cash and cash equivalents                                                          -                112
  Amounts receivable                                                             5,022              3,666
---------------------------------------------------------------------------------------------------------

Total Current Assets                                                             5,022              3,778

Property and Equipment (Note 3)                                                 26,912             32,940

Patents (Note 4)                                                                 3,204              4,446
---------------------------------------------------------------------------------------------------------

Total Assets                                                                    35,138             41,164
=========================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable and accrued liabilities                                     436,956            378,142
  Due to director (Note 5(a))                                                  192,178            183,869
  Due to stockholder (Note 5(c))                                               273,199            114,377
  Short-term debt (Note 6)                                                      10,505             46,946
---------------------------------------------------------------------------------------------------------

Total Liabilities                                                              912,838            723,334
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Deficit

Preferred Stock
  Authorized: 5,000,000 shares, with a $0.001par value; none issued                  -                  -

Common Stock (Note 7)
  Authorized: 70,000,000 shares, with a $0.001 par value;
  Issued: 3,542,013 shares (2001 - 3,090,638 shares)                             3,542              3,091

Additional Paid-In Capital                                                  15,275,459         14,991,910

Deficit Accumulated During The Development Stage                           (16,156,701)       (15,677,171)
---------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                   (877,700)          (682,170)
---------------------------------------------------------------------------------------------------------

Total Liabilities And Stockholders' Deficit                                     35,138             41,164
=========================================================================================================

   The accompanying notes are an integral part of these financial statements.
                                       F-1

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(unaudited)

                                                                                                   Accumulated from
                                                                                                    May 14, 1992
                                                                                                      (Date of
                                              Three Months Ended             Six Months Ended       Inception) to
                                                   June 30,                      June 30,             June 30,
                                          ----------------------------  --------------------------
                                               2002         2001            2002         2001           2002
                                                $             $               $            $              $
Revenue                                                -            -               -            -          254,996
Interest and other income                              2            -               2            -            5,003
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                         2            -               2            -          259,999
-------------------------------------------------------------------------------------------------------------------


Expenses

  Amortization                                     3,635        3,780           7,270        7,725          170,669
  General and administrative (Schedule)          192,137       85,405         326,075      314,035        5,750,451
  Sales and marketing (Schedule)                  74,706       93,379         146,186      531,899        3,885,104
  Research and development (Schedule)                  -         (26)               -        7,484        1,628,490
  Interest on long-term debt                           -            -               -       33,143        2,287,977
  Write-off of leasehold improvements                  -            -               -            -           32,131
-------------------------------------------------------------------------------------------------------------------

Total Expenses                                   270,478      182,538         479,531      894,286       13,754,822
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                  (270,476)    (182,538)       (479,529)    (894,286)     (13,494,823)

Loss due to settlement of debt by
  issuance of common stock                             -            -               -            -       (2,018,840)

Equity loss in and write-down of
  investment in and advances to RFID
  Datachip Technologies Inc.                           -            -               -            -         (358,835)

Write-off of advances to Infotag
  Corporation                                          -            -               -            -         (284,203)
-------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                         (270,476)    (182,538)       (479,529)    (894,286)     (16,156,701)
===================================================================================================================

Net Loss Per Share - Basic                         (0.08)       (0.07)          (0.14)       (0.34)
===================================================================================================================

Weighted Average Shares Outstanding            3,542,013    2,705,126       3,413,638    2,625,032
===================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

   The accompanying notes are an integral part of these financial statements.
                                       F-2

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                                                     Six Months Ended June 30,
                                                                               ------------------------------------
                                                                                      2002               2001
                                                                                        $                 $
Cash Flows From Operating Activities
  Loss for the period                                                                  (479,529)           (894,286)
  Items not involving cash:
    Amortization                                                                          7,270               7,725
    Gain on settlement of debt                                                                -              (5,000)
    Expenses settled with the issuance of stock                                         249,000             699,750
    Intrinsic value of beneficial conversion of liabilities into common stock                 -              32,228
  Changes in operating assets and liabilities:
    Amounts receivable                                                                   (1,356)             (2,331)
    Accounts payable and accrued liabilities                                             58,814              12,710
    Due to stockholders, directors and officers                                         167,130               9,281
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities                                       1,329            (139,923)
-------------------------------------------------------------------------------------------------------------------


Cash Flows From Investing Activities
  Purchase of fixed assets                                                                    -                (129)
-------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                                         -                (129)
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Issuance (repayment) of short-term debt                                                (1,441)            140,000
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                                      (1,441)            140,000
-------------------------------------------------------------------------------------------------------------------

(Decrease) in Cash                                                                         (112)                (52)

Cash, Beginning of Period                                                                   112                 874
-------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                                           -                 822
===================================================================================================================

Non-Cash Investing and Financing Activities

  Stock issued on settlement of long term debt                                                -             110,000
  Stock issued on settlement of short-term debt                                          35,000                   -
  Stock issued on settlement of expenses                                                249,000             699,750
  Intrinsic value of beneficial conversion of liabilities into common stock                   -              32,228

===================================================================================================================

Supplemental Disclosures

  Cash paid for taxes                                                                         -                   -
  Cash paid for interest                                                                      -                   -

   The accompanying notes are an integral part of these financial statements.
                                       F-3

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

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992 to June 30, 2002, the Company has incurred operating losses aggregating $16,156,701. At June 30, 2002 the Company has a working capital deficiency of $907,816 and a stockholders' deficit of $877,700. The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise, and market acceptance of its products. Management continues to pursue additional sources of financing; however no funding arrangements have been made and there can be no guarantee that the required additional financing will be obtained or, if available, will be available on satisfactory terms. Failure to identify and obtain such financing will limit the Company's ability to satisfy its obligations as they come due, which may, in turn, impair the Company's ability to continue as a going concern. This could also negatively impact the recoverability of the carrying value of assets. These factors cause there to be substantial doubt about the Company's ability to continue as a going concern.

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

     (b)  Cash and Cash Equivalents
          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
                                      F-4

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

     (i)  Stock-Based Compensation
          The Company has elected to apply the intrinsic value principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options
                                      F-5
          granted  to  non-employees  are  accounted  for  under  SFAS  No.  123
          "Accounting for Stock-Based Compensation" and are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

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

     (k)  Comprehensive Loss
          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (l)  Basic and Diluted Net Income (Loss) Per Common Share
          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

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

     (n)  Income Taxes
          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses
                                      F-6
          carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company elected the early adoption of SFAS 145 in fiscal year 2001. The provisions of SFAS 145 have been applied retroactively. Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Accordingly, as losses resulting from the settlement of debt by issuance of common stock did
                                      F-7
          not meet the criteria for extraordinary items under Opinion 30, they have been presented as a component of continuing operations on the statements of operations.

     (p)  Reclassifications
          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Property and Equipment


                                                                                       June 30,     December 31,
                                                                                         2002           2001
                                                                                     Net carrying   Net carrying
                                                                     Accumulated        value           value
                                                           Cost      Amortization         $               $
                                                             $            $          (unaudited)      (audited)
     Computers and technology equipment                     82,363            61,204        21,159           25,251
     Furniture and equipment                                18,062            12,309         5,753            7,689
     --------------------------------------------------------------------------------------------------------------

                                                           100,425            73,513        26,912           32,940
     ==============================================================================================================


4.   Patents

                                                                                       June 30,     December 31,
                                                                                         2002           2001
                                                                                     Net carrying   Net carrying
                                                                                        value           value
                                                                                          $               $

                                                                                     (unaudited)        (audited)
     Cost                                                                                   16,269           16,269
     Accumulated amortization                                                               13,065           11,823
     --------------------------------------------------------------------------------------------------------------

     Net carrying value                                                                      3,204            4,446
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

     (c)  Due to stockholder
          The amount due to stockholder represents loans and services provided to the Company. The loans are non-interest bearing, unsecured and have no specific terms of repayment. Included in this amount is $65,806 owed to an employee of this minority stockholder for consulting services provided to the Company. During the six month period ended June 30, 2002, the Company incurred $76,107 in office, rent and consulting fees to this stockholder.


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

     (b)  Non-cash consideration
          Shares issued for non-cash consideration were valued based on the fair market value of the services provided. On January 17, 2002, the Company issued 43,750 shares of common stock to settle debt with a fair value of $35,000. On January 17, 2002, the Company issued 96,375 shares of common stock to settle subscriptions. See Note (c). On March 8, 2002, the Company issued 311,250 shares of common stock for consulting services. These shares were issued at an aggregate value of $249,000 for services rendered for a term expiring June 2002. For the six months ended June 30, 2002, the Company charged to operations compensation expense for the total value of $249,000 since all services had been performed.

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

          On September 6, 2001, the Company received $58,300 for the purchase of 72,875 units of the Company. These units were issued on January 17, 2002. Each unit consisted of .125 common stock of the Company and .125 common stock purchase warrant. Each full warrant entitled the holder to purchase one share of common stock of the Company at $1.60 expiring on September 6, 2002 (subsequently expired in full without exercise).
                                      F-9

     (d)  Stock purchase warrants
          Outstanding share purchase warrants to acquire 556 shares of common stock exercisable at a price of $23.44 per share on or before June 20, 2002 expired in full without exercise.

     (e)  Stockholders' Rights Plan
          Pursuant to the Agreement and Plan of Merger signed and completed on May 3, 1999, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing stock of the Company prior to May 31, 1999 will receive a right to purchase, for every ten pre-consolidation stocks owned and tendered, an additional pre-consolidation share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of a registration statement with the Securities Exchange Commission. No registration statement has been filed as of June 30, 2002. Rights outstanding at June 30, 2002 are 150,644.


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

     (b)  Former director claim
          On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 12,500 warrants of the Company exercisable at $3.00 per share and a further declaration that he was entitled to 75,000 warrants exercisable at $2.00 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.
                                      F-10

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

          The initial term of the license agreement is for five years and, provided that certain conditions are met, can be renewed for additional, consecutive five-year terms. As at June 30, 2002, there are no amounts owed for royalties under the terms of this agreement. However, $10,000 has been accrued at June 30, 2002 for fees owed to AT in connection with the execution of this license agreement. For the period ended June 30, 2002, no fees were paid to AT and no common stock was issued for consulting services provided.


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

     (c) On October 30, 2002, the Board of Directors of the Company authorized the classification and issuance of 5,000,000 shares of the Company's Preferred Stock as "Series A Convertible Preferred Stock", representing all of the authorized shares of the Company's Preferred
                                      F-11

          Stock. The Series A Convertible Preferred Stock are voting, redeemable, 8% non-cumulative, $0.001 par value. Each ten Series A Convertible Preferred Stock is convertible into one common stock at the option of the holder. The purchase price of the preferred stock is $0.01 per share.

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

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing, and Research and Development Expenses (Expressed in US dollars) (unaudited)


                                                                                                  Accumulated from
                                                                                                    May 14, 1992
                                                                                                      (Date of
                                              Three Months Ended             Six Months Ended       Inception) to
                                                   June 30,                      June 30,             June 30,
                                         ----------------------------  ---------------------------
                                               2002         2001            2002         2001           2002
                                                $             $               $            $              $
General and Administrative

  Administrative fees                                  -          (6)               -        1,288           64,358
  Bad debts                                            -            -               -            -           75,778
  Bank charges and interest                           39           68              91          156           45,949
  Licenses and dues                                    -            -               -            -           12,123
  Consulting and contract services               111,062       27,024         196,312      224,691        2,808,392
  Legal and professional                          41,188       32,705          81,444       67,456        1,116,218
  Office                                           2,130        2,849           4,227        7,888          165,205
  Rent                                             2,467        2,438           4,817        4,892          148,087
  Salaries and benefits                                -            -               -            -          766,458
  Stock administration                             2,408        1,960           4,510        2,608           43,738
  Telephone                                          784          544           1,243        1,429           57,997
  Travel and accommodation                             -          (6)              35        1,887          302,690
  Foreign exchange (gain) loss                    32,059       17,829          33,396        1,740          143,458
-------------------------------------------------------------------------------------------------------------------

                                                 192,137       85,405         326,075      314,035        5,750,451
===================================================================================================================


Sales and Marketing

  Advertising                                          -            -               -            -           16,749
  Consulting and contract services                74,706       89,108         145,858      516,758        2,404,434
  Entertainment and promotion                          -           12             328        4,695          159,905
  Investor relations                                   -        2,419               -        2,419          388,396
  Office                                               -          (2)               -          132           84,246
  Rent                                                 -            -               -            -          137,318
  Salaries and benefits                                -            -               -            -          291,342
  Telephone and internet                               -          (3)               -          882           24,680
  Travel and accommodation                             -        1,848               -        7,013          378,034
-------------------------------------------------------------------------------------------------------------------

                                                  74,706       93,382         146,186      531,899        3,885,104
===================================================================================================================

Research and Development

  Acquired in-process research and
    development                                        -            -               -            -          340,108
  Consulting and contract services                     -          (26)              -        7,484          224,817
  Office                                               -            -               -            -          101,373
  Salaries and benefits                                -            -               -            -          727,739
  Supplies                                             -            -               -            -          183,615
  Travel and accommodation                             -            -               -            -           50,838
-------------------------------------------------------------------------------------------------------------------

                                                       -          (26)              -        7,484        1,628,490
===================================================================================================================

                                      F-13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended June 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS
---------------------

Period ending June 30, 2002 compared to period ending June 30, 2001

REVENUES. Revenues were nil for both the three-month and six-month periods ended June 30, 2002 and 2001. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES. ("G&A") G&A expenses increased to $192,137 for the three month period ended June 30, 2002 from $85,405 for the three-month period ended June 30, 2001. This increase is almost entirely attributable to the increase in G&A consulting and contract services and the increase in foreign exchange loss. The Company continues to work with its consultants to form strategic alliances and partnerships. G&A expenses for the six-month period ended June 30, 2002 increased to $326,075 from $314,035 for the six-month period ended June 30, 2001. The change resulted from increases in legal and professional fees from $67,456 to $81,444 and foreign exchange loss from $1,740 to $33,396, offset by a decrease in consulting and contract services from $224,691 to $196,312.

SALES AND MARKETING EXPENSES ("S&M"). S&M expenses decreased to $74,706 in the three-month period ended June 30, 2002 from $93,382 for the three-month period ended June 30, 2001. This decrease is almost entirely attributable to the decrease in S&M consulting and contract services. S&M expenses decreased from $531,899 for the six-month period ended June 30, 2001 to $146,186 for the six-month period ended June 30, 2002 as a result of the decrease in consulting and contract services from $516,758 to $145,858.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased to nil for the three-month period ended June 30, 2002 compared to a recovery of $26 for the three-month period ended June 30, 2001. R&D decreased to nil for the six-month period ended June 30, 2002 compared to $7,484 for the six-month period ended June 30, 2001. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The costs of R&D are now borne by the Company's strategic partners.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased slightly from $3,780 for the three-month period ended June 30, 2001 to $3,635 for the three-month period ended June 30, 2001, and from $7,725 for the six-month period ended June 30, 2001 to $7,270 for the six-month period ended June 30, 2002. There were no capital additions in the current or the prior periods. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

INTEREST ON LONG-TERM DEBT. For the three-month periods ended June 30, 2002 and 2001, the Company incurred no interest expense. For the six-month period ended June 30, 2002, the Company incurred no interest expense, and for the six-month period ended June 30, 2001, the Company incurred interest expense of $33,143, which includes $32,228 of amortization of the effective discount on issuance of long-term debt, equal to the intrinsic value calculated as the excess of the quoted market price at the date of issuance of the debt over the conversion price.

NET LOSS. Net loss for the three-month period ended June 30, 2002 was $270,476 as compared to $182,538 for the three-month period ended June 30, 2001. The majority of the increase resulted from the increase in consulting and contract services from $116,132 for the three-month period ended June 30, 2001 to $185,768 for the three-month period ended June 30, 2002, and the increase in foreign exchange loss from $17,829 for the three-month period ended June 30, 2001 to $32,059 for the three-month period ended June 30, 2002. Net loss for the six-month period ended June 30, 2002 was $479,529 as compared to $894,286 for the six-month period ended June 30, 2001. The majority of the decrease resulted from the reduction in consulting and contract services from $741,449 for the six-month period ended June 30, 2001 to $342,170 for the six-month period ended June 30, 2002, and the decrease in interest on long-term debt from $33,143 for the six-month period ended June 30, 2001 to $nil for the six-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary need for capital is for the sales and marketing of its products.

The Company's net assets total $35,138 as of June 30, 2002 compared to $51,916 as of June 30, 2001. The Company has short-term debt of $912,838, long-term debt of nil and stockholders' deficit of $877,700 as of June 30, 2002.

The Company has generated substantial operating losses since inception and has yet to generate revenues to fund its operations. The Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2001, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings. During the six-month period ended June 30, 2002, the Company funded the repayment of short-term debt of $35,000 and expenses of $249,000 by the issuance of common stock. During the six-month period ended June 30, 2001, the Company funded the repayment of long-term debt of $110,000 and expenses of $699,750 by the issuance of common stock.

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

The Company had cash and cash equivalents of nil and $822 as of June 30, 2002 and 2001, respectively.

During the six-month period ended June 30, 2002, the Company repaid $1,441 towards short-term debt. During the period ended June 30, 2001 the Company raised proceeds of $140,000 from the issuance of short-term debt.

During the six-month period ended June 30, 2002, the Company raised $1,329 from operations as compared to using $139,923 during the six-month period ended June 30, 2001. The change is largely due to funds advanced by a shareholder during the six-month period ended June 30, 2002 of $167,130 as compared to $9,281 during the six-month period ended June 30, 2001.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

A Schedule 14A Definitive Proxy Statement was filed with the Securities and Exchange Commission on April 24, 2002 and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

      Number   Description
      ------   -----------
      99.1     Certification  pursuant  to 18  U.S.C.  Section  1350 as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CEO and CFO.

     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K, Item 5 "Other Events" dated May 23, 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 25, 2003                     ELECTRONIC IDENTIFICATION, INC.



                                            By: /s/  Terry Kirby
                                            ------------------------------------
                                            Name:    Terry Kirby
                                            Title:   President, Chief Executive
                                                Officer, Chief Financial Officer

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

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Electronic Identification, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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