Form 10QSB
period 2002-09-30
ELECTRONIC IDENTIFICATION INC
filed 2003-07-30
CIK 1091967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002.

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

Statements of Cash Flows ....................................................F-3

Notes to the Financial Statements ......................................F-4-F-12

Schedules of General and Administrative, Sales and Marketing,
and Research and Development Expenses ......................................F-13

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in US dollars)

                                                                        September 30,      December 31,
                                                                             2002               2001
                                                                              $                  $
                                                                          (unaudited)        (audited)
Assets

Current Assets

  Cash and cash equivalents                                                        273                112
  Amounts receivable                                                                 -              3,666
---------------------------------------------------------------------------------------------------------

Total Current Assets                                                               273              3,778

Property and Equipment (Note 3)                                                 23,898             32,940

Patents (Note 4)                                                                 2,583              4,446
---------------------------------------------------------------------------------------------------------

Total Assets                                                                    26,754             41,164
=========================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable and accrued liabilities                                     456,800            378,142
  Due to director (Note 5(a))                                                  184,425            183,869
  Due to stockholder (Note 5(c))                                               261,477            114,377
  Short-term debt (Note 6)                                                      10,035             46,946
---------------------------------------------------------------------------------------------------------

Total Liabilities                                                              912,737            723,334
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Deficit

Preferred Stock
  Authorized: 5,000,000 shares, with a $0.001par value; none issued                  -                  -

Common Stock (Note 7)
  Authorized: 70,000,000 shares, with a $0.001 par value;
  Issued: 3,542,013 shares (2001 - 3,090,638 shares)                             3,542              3,091

Additional Paid-In Capital                                                  15,275,459         14,991,910

Deficit Accumulated During The Development Stage                           (16,164,984)       (15,677,171)
---------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                   (885,983)          (682,170)
---------------------------------------------------------------------------------------------------------

Total Liabilities And Stockholders' Deficit                                     26,754             41,164
=========================================================================================================

   The accompanying notes are an integral part of these financial statements.
                                       F-1

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(unaudited)

                                                                                                   Accumulated from
                                                                                                    May 14, 1992
                                                                                                      (Date of
                                              Three Months Ended            Nine Months Ended       Inception) to
                                                 September 30,                September 30,         September 30,
                                          ----------------------------  --------------------------
                                               2002         2001            2002         2001           2002
                                                $             $               $            $              $
Revenue                                                -            -               -            -          254,996
Interest and other income                              -            -               2            -            5,003
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                         -            -               2            -          259,999
-------------------------------------------------------------------------------------------------------------------


Expenses

  Amortization                                     3,635        3,632          10,905       11,357          174,304
  General and administrative (Schedule)            4,546      255,341         330,622      569,376        5,754,997
  Sales and marketing (Schedule)                     102      113,603         146,288      645,502        3,885,206
  Research and development (Schedule)                  -       19,664               -       27,152        1,628,490
  Interest on long-term debt                           -            -               -       33,139        2,287,977
  Write-off of leasehold improvements                  -            -               -            -           32,131
-------------------------------------------------------------------------------------------------------------------

Total Expenses                                     8,283      392,240         487,815    1,286,526       13,763,105
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                    (8,283)    (392,240)       (487,813)  (1,286,526)     (13,503,106)

Loss due to settlement of debt by
  issuance of common stock                             -            -               -            -       (2,018,840)

Equity loss in and write-down of
investment in and advances to RFID
Datachip Technologies Inc.                             -            -               -            -         (358,835)

Write-off of advances to Infotag
  Corporation                                          -            -               -            -         (284,203)
-------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                           (8,283)    (392,240)       (487,813)  (1,286,526)     (16,164,984)
===================================================================================================================

Net Loss Per Share - Basic                         (0.00)       (0.13)          (0.14)       (0.48)
===================================================================================================================

Weighted Average Shares Outstanding            3,542,013    2,935,015       3,456,900    2,655,612
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

(Diluted loss per share has not been presented as the result is anti-dilutive)

   The accompanying notes are an integral part of these financial statements.
                                       F-2

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                                                 Nine Months Ended September 30,
                                                                              -------------------------------------
                                                                                    2002               2001
                                                                                      $                 $
Cash Flows From Operating Activities
  Loss for the period                                                                  (487,813)         (1,286,526)
  Items not involving cash:
    Amortization                                                                         10,905              11,357
    Gain on settlement of debt                                                                -             (5,000)
    Expenses settled with the issuance of stock                                         249,000             903,150
    Intrinsic value of beneficial conversion of liabilities into common stock                 -              32,228
    Compensatory benefit of stock options                                                     -             147,358
  Changes in operating assets and liabilities:
    Amounts receivable                                                                    3,666                 815
    Accounts payable and accrued liabilities                                             78,658               4,211
    Due to stockholders, directors and officers                                         147,656              10,718
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities                                       2,072            (181,689)
--------------------------------------------------------------------------------------------------------------------


Cash Flows From Investing Activities
  Purchase of fixed assets                                                                    -                (342)
-------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                                         -                (342)
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Subscriptions received for common stock                                                     -              58,300
  Increase (decrease) in short-term debt                                                 (1,911)            134,273
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                                      (1,911)            192,573
-------------------------------------------------------------------------------------------------------------------

Increase in Cash                                                                            161              10,542

Cash, Beginning of Period                                                                   112                 874
-------------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                                         273              11,416
===================================================================================================================

Non-Cash Investing and Financing Activities

  Stock issued on settlement of long term debt                                                -             110,000
  Stock issued on settlement of short-term debt                                          35,000                   -
  Stock issued on settlement of expenses                                                249,000             903,150
  Intrinsic value of beneficial conversion of liabilities into common stock                   -              32,228

===================================================================================================================

Supplemental Disclosures

  Cash paid for taxes                                                                         -                   -
  Cash paid for interest                                                                      -               1,512

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

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992 to September 30, 2002, the Company has incurred operating losses aggregating $16,164,984. At September 30, 2002 the Company has a working capital deficiency of $912,464 and a stockholders' deficit of $885,983. The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise, and market acceptance of its products. Management continues to pursue additional sources of financing; however no funding arrangements have been made and there can be no guarantee that the required additional financing will be obtained or, if available, will be available on satisfactory terms. Failure to identify and obtain such financing will limit the Company's ability to satisfy its obligations as they come due, which may, in turn, impair the Company's ability to continue as a going concern. This could also negatively impact the recoverability of the carrying value of assets. These factors cause there to be substantial doubt about the Company's ability to continue as a going concern.

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


2.   Significant Accounting Policies

     (a)  Basis of Presentation
          Thesefinancial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company has not produced significant revenues from its principal business and is a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

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

     (k)  Comprehensive Loss
          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (n)  Income Taxes
          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses
                                      F-8
          carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company elected the early adoption of SFAS 145 in fiscal year 2001. The provisions of SFAS 145 have been applied retroactively. Under Statement 4, all gains and losses from
                                      F-7
          extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Accordingly, as losses resulting from the settlement of debt by issuance of common stock did not meet the criteria for extraordinary items under Opinion 30, they have been presented as a component of continuing operations on the statements of operations.

     (p)  Reclassifications
          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Property and Equipment

                                                                                     September 30,   December 31,
                                                                                         2002           2001
                                                                                     Net carrying   Net carrying
                                                                     Accumulated       value           value
                                                           Cost      Amortization         $               $
                                                             $            $          (unaudited)      (audited)
     Computers and technology equipment                     82,363            63,250        19,113           25,251
     Furniture and equipment                                18,062            13,277         4,785            7,689
     --------------------------------------------------------------------------------------------------------------

                                                           100,425            76,527        23,898           32,940
     ==============================================================================================================


4.   Patents

                                                                                     September 30,   December 31,
                                                                                         2002           2001
                                                                                     Net carrying   Net carrying
                                                                                        value           value
                                                                                          $               $
                                                                                      (unaudited)      (audited)
     Cost                                                                                   16,269           16,269
     Accumulated amortization                                                               13,686           11,823
     ---------------------------------------------------------------------------------------------------------------

     Net carrying value                                                                      2,583            4,446
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

     (c)  Due to stockholder
          The amount due to stockholder represents loans and services provided to the Company. The loans are non-interest bearing, unsecured and have no specific terms of repayment. Included in this amount is $62,863 owed to an employee of this minority stockholder for consulting services provided to the Company. During the nine months ended September 30, 2002, the Company incurred $76,107 in office, rent and consulting fees to this stockholder.


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

     (c) Subscriptions received
          On October 31, 2001, the Company received $18,800 for the purchase of 23,500 units of the Company. These units were issued on January 17, 2002. Each unit consisted of .125 common stock of the Company and .125 common stock purchase warrant. Each full warrant entitled the holder to purchase one share of common stock of the Company at $0.80 expiring on October 31, 2002 (subsequently expired in full without exercise).
                                      F-9

          On September 6, 2001, the Company received $58,300 for the purchase of 72,875 units of the Company. These units were issued on January 17, 2002. Each unit consisted of .125 common stock of the Company and .125 common stock purchase warrant. Each full warrant entitled the holder to purchase one share of common stock of the Company at $1.60 expiring on September 6, 2002, which expired in full without exercise.

     (d)  Stock purchase warrants
          Outstanding share purchase warrants to acquire 556 shares of common stock exercisable at a price of $23.44 per share on or before June 20, 2002 expired in full without exercise.

     (e)  Stockholders' Rights Plan
          Pursuant to the Agreement and Plan of Merger signed and completed on May 3, 1999, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing stock of the Company prior to May 31, 1999 will receive a right to purchase, for every ten pre-consolidation stocks owned and tendered, an additional pre-consolidation share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of a registration statement with the Securities Exchange Commission. No registration statement has been filed as of September 30, 2002. Rights outstanding at September 30, 2002 are 150,644.

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

          The initial term of the license agreement is for five years and, provided that certain conditions are met, can be renewed for additional, consecutive five-year terms. As at September 30, 2002, there are no amounts owed for royalties under the terms of this agreement. However, $10,000 has been accrued at September 30, 2002 for fees owed to AT in connection with the execution of this license agreement. For the period ended September 30, 2002, no fees were paid to AT and no common stock was issued for consulting services provided..


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

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing, and Research and Development Expenses (Expressed in US dollars) (unaudited)


                                                                                                   Accumulated from
                                                                                                    May 14, 1992
                                                                                                      (Date of
                                              Three Months Ended            Nine Months Ended       Inception) to
                                                 September 30,                September 30,         September 30,
                                          ----------------------------  --------------------------
                                               2002         2001            2002         2001           2002
                                                $             $               $            $              $
General and Administrative

  Administrative fees                                  -          (6)               -        1,282           64,358
  Bad debts                                            -            -               -            -           75,778
  Bank charges and interest                           63          153             156          309           46,012
  Licenses and dues                                    -            -               -            -           12,123
  Consulting and contract services                     -      263,340         196,312      488,031        2,808,392
  Legal and professional                          33,559        5,953         115,003       73,409        1,149,777
  Office                                              91        3,861           4,317       11,749          165,296
  Rent                                                 -        2,412           4,817        7,304          148,087
  Salaries and benefits                                -            -               -            -          766,458
  Stock administration                             8,169        2,265          12,679        4,873           51,907
  Telephone                                          689          488           1,932        1,917           58,686
  Travel and accommodation                             -          (8)              35        1,879          302,690
  Foreign exchange (gain) loss                   (38,025)     (23,117)         (4,629)     (21,377)         105,433
-------------------------------------------------------------------------------------------------------------------

                                                   4,546      255,341         330,622      569,376        5,754,997
===================================================================================================================

Sales and Marketing

  Advertising                                          -            -               -            -           16,749
  Consulting and contract services                     -      113,667         145,858      630,425        2,404,434
  Entertainment and promotion                          -          (18)            328        4,677          159,905
  Investor relations                                   -          (11)              -        2,408          388,396
  Office                                             102            -             102          132           84,348
  Rent                                                 -            -               -            -          137,318
  Salaries and benefits                                -            -               -            -          291,342
  Telephone and internet                               -           (3)              -          879           24,680
  Travel and accommodation                             -          (32)              -        6,981          378,034
-------------------------------------------------------------------------------------------------------------------

                                                     102      113,603         146,288      645,502        3,885,206
===================================================================================================================

Research and Development

  Acquired in-process research and
    development                                        -            -               -            -          340,108
  Consulting and contract services                     -       19,664               -       27,152          224,817
  Office                                               -            -               -            -          101,373
  Salaries and benefits                                -            -               -            -          727,739
  Supplies                                             -            -               -            -          183,615
  Travel and accommodation                             -            -               -            -           50,838
-------------------------------------------------------------------------------------------------------------------

                                                       -       19,664               -       27,152        1,628,490
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

RESULTS OF OPERATIONS
---------------------

Period ending September 30, 2002 compared to period ending September 30, 2001

REVENUES. Revenues were nil for both the three-month and nine-month periods ended September 30, 2002 and 2001. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES. ("G&A") G&A expenses decreased to $4,546 for the three month period ended September 30, 2002 from $255,341 for the three-month period ended September 30, 2001. This decrease is almost entirely attributable to the decrease in G&A consulting and contract services. The Company continues to work with its consultants to form strategic alliances and partnerships. G&A expenses for the nine-month period ended September 30, 2002 decreased to $330,622 from $569,376 for the nine-month period ended September 30, 2001. The change resulted largely from a decrease in consulting and contract services from $488,031 to $196,312.

SALES AND MARKETING EXPENSES ("S&M"). S&M expenses decreased to $102 in the three-month period ended September 30, 2002 from $113,603 for the three-month period ended September 30, 2001. This decrease is almost entirely attributable to the decrease in S&M consulting and contract services. S&M expenses decreased from $645,502 for the nine-month period ended September 30, 2001 to $146,288 for the nine-month period ended September 30, 2002 as a result of the decrease in consulting and contract services from $630,425 to $145,858.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D decreased to nil for the three-month period ended September 30, 2002 compared to $19,664 for the three-month period ended September 30, 2001. R&D decreased to nil for the nine-month period ended September 30, 2002 compared to $27,152 for the nine-month period ended September 30, 2001. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The costs of R&D are now borne by the Company's strategic partners.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased slightly from $3,632 for the three-month period ended September 30, 2001 to $3,635 for the three-month period ended September 30, 2002, and decreased slightly from $11,357 for the nine-month period ended September 30, 2001 to $10,905 for the nine-month period ended September 30, 2002. There were no capital additions in the current or the prior periods. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

INTEREST ON LONG-TERM DEBT. For the three-month periods ended September 30, 2002 and 2001, the Company incurred no interest expense. For the nine-month period ended September 30, 2002, the Company incurred no interest expense, and for the nine-month period ended September 30, 2001, the Company incurred interest expense of $33,139, which includes $32,228 of amortization of the effective discount on issuance of long-term debt, equal to the intrinsic value calculated as the excess of the quoted market price at the date of issuance of the debt over the conversion price.

NET LOSS. Net loss for the three-month period ended September 30, 2002 was $8,283 as compared to $392,240 for the three-month period ended September 30, 2001. The majority of the decrease resulted from the decrease in consulting and contract services from $396,671 for the three-month period ended September 30, 2001 to $nil for the three-month period ended September 30, 2002. Net loss for the nine-month period ended September 30, 2002 was $487,813 as compared to $1,286,526 for the nine-month period ended September 30, 2001. The majority of the decrease resulted from the reduction in consulting and contract services from $1,145,608 for the nine-month period ended September 30, 2001 to $342,170 for the nine-month period ended September 30, 2002, and the decrease in interest on long-term debt from $33,139 for the nine-month period ended September 30, 2001 to $nil for the nine-month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary need for capital is for the sales and marketing of its products.

The Company's net assets total $26,754 as of September 30, 2002 compared to $55,946 as of September 30, 2001. The Company has short-term debt of $912,737, long-term debt of nil and stockholders' deficit of $885,983 as of September 30, 2002.

The Company has generated substantial operating losses since inception and has yet to generate revenues to fund its operations. The Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2001, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings. During the nine-month period ended September 30, 2002, the Company funded the repayment of short-term debt of $35,000 and expenses of $249,000 by the issuance of common stock. During the nine-month period ended September 30, 2001, the Company funded the repayment of long-term debt of $110,000 and expenses of $903,150 by the issuance of common stock.

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

The Company had cash and cash equivalents of $273 and $11,416 as of September 30, 2002 and 2001, respectively.

During the nine-month period ended September 30, 2002, the Company repaid $1,911 towards short-term debt. During the period ended June 30, 2001 the Company raised proceeds of $134,273 from the issuance of short-term debt and $58,300 from subscriptions for common stock.

During the nine-month period ended September 30, 2002, the Company raised $2,072 from operations as compared to using $181,689 during the nine-month period ended September 30, 2001. The change is largely due to funds advanced by a shareholder during the nine-month period ended September 30, 2002 of $147,656 as compared to $10,718 during the nine-month period ended September 30, 2001.


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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     Number    Description
     ------    -----------

     99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CEO and CFO.

     (b)  Reports on Form 8-K.

          The Company  filed a Form 8-K,  Item 5 "Other  Events"  dated June 21,
          2002

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

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Electronic Identification, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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