Form 10KSB
period 2002-12-31
ELECTRONIC IDENTIFICATION INC
filed 2003-07-31
CIK 1091967

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

                   For the fiscal year ended December 31, 2002

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

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its year ended December 31, 2002 were $nil.

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

                         ELECTRONIC IDENTIFICATION, INC.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                                                            PAGE

ITEM 1 DESCRIPTION OF BUSINESS ................................................4

ITEM 2 DESCRIPTION OF PROPERTIES .............................................15

ITEM 3 LEGAL PROCEEDINGS .....................................................15

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................15

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............16

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .............17

ITEM 7 FINANCIAL STATEMENTS...................................................24

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE ..............................................45

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 35 ..................45

ITEM 10 EXECUTIVE COMPENSATION ...............................................46

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......48

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................48

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .....................................49

ITEM 14 CONTROLS AND PROCEDURES ..............................................49

SIGNATURES ...................................................................49

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


SUBSEQUENT EVENTS

On January 27, 2003, the Company received subscription agreements from ABI for the acquisition of 1,000,000 Series A Convertible Preferred Stock for total proceeds of $10,000.

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

On April 3, 2003, the director of the Company waived all rights to debts owed by the Company in the amount of $147,849. This amount is included in the balance owing by the Company as of December 31, 2002 since conditions relating to the forgiveness of debt occurred after year-end.

On April 3, 2003 the Company and Alternative Technologies ("AT") agreed to a cancellation of the exclusive, worldwide License Agreement dated October 4, 2001. An amount of $10,000 which was accrued at December 31, 2002 for fees owing to AT was forgiven.

On June 6, 2003, an amount owing of $106,495 to a vendor of the Company for professional fees was settled for $50,000. The full amount owing is included in accounts payable as of December 31, 2002 since conditions relating to the final settlement occurred after year-end.

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

United Arab Emirates ("UAE") - Abu Dhabi: National and Expatriate identification cards, electronic visa cards.

The UAE issued a contract for consultancy on identification cards for both its nationals and expatriates to Ernst & Young, an international accounting firm, in

September 2000. The UAE requires 2 identification cards, one for the nationals and the other for the expatriates. The smart cards will be fraud proof and tamperproof. These cards will be used to identify the person, have their identification on the national database. The expatriates will probably have an expiry date on their cards and the cards will specify what benefits they are or are not entitled to as compared to the nationals. There may also be a requirement for the smart cards to serve as e-visas between the Arabian Gulf Cooperation Council (AGCC) countries of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and United Arab Emirates.

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

The back end integration problems will also be solved in the next generation architecture. Customers are looking for a single smart card to be able to interface with several back end legacy service delivery systems. These include passports, driver licenses, healthcare, etc. To achieve this capability a layered e-business integration backbone will be created. This will include support for:

1. A formal architecture and development methodology,
2. A distributed application development environment,
3. An integrated management and monitoring capability,
4. Required transport technologies (messaging, IIOP, etc),
5.Formatting,
6. Routing,
7. Transformation (including but not limited to XML),
8. Application and legacy technology connectors (adapters),
9. Business process design and automated tracking.


The Company incurred R&D expenses of nil in 2002 and $27,008 in 2001. The majority of the costs of R&D activities were incurred in prior years. Approximately $20,000 in prior year R&D costs were incurred pursuant to the terms of a licensing agreement with Alternative Technologies as disclosed in the financial statements. The remaining $7,000 was paid for certain software development services.

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

The Company began operations in May 1992 and has a limited operating history upon which potential investors may base an evaluation of its performance. Since inception, the Company has focused its efforts and resources on development of its technology and on identifying products and applications for introduction into the market. During the period since inception on May 14, 1992 to December 31, 2002, the Company incurred operating losses aggregating $16,153,151. In the three years ended December 3,1 2002, the Company has generated no sales revenue. At December 31, 2002, the Company has a working capital deficiency of $856,996 and a stockholders' deficit of $834,150. The Independent Auditors' Report covering the Company's December 31, 2002 financial statements, included elsewhere in this Annual Report, contains an explanatory paragraph about the Company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. There can be no assurance that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable.

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

There is no one single shareholder who owns 10% or more of the Company's Common Stock. The Company's Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock with such rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, under the Certificate of Incorporation, the Board of Directors may, without shareholder approval, issue Preferred Stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. The issuance of any shares of Preferred Stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could further be used by the Board of Directors as a device to prevent a change in control of the Company. The Company has not issued any of the Preferred Shares to date but has received subscriptions for 5,000,000 shares of Preferred Stock. The Company has no other anti-takeover provisions in its Certificate of Incorporation or Bylaws. Holders of the Preferred Stock have the right to receive dividends, certain preferences in liquidation and conversion rights.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's headquarters are located in a 3,000 square foot rented facility that it shares with an unrelated company in Vancouver, British Columbia, Canada. The Company was charged a base monthly amount of $13,600 up to June 30, 2002, that included accounting, secretarial and consulting services. The Company believes its existing facility is adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

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

There are no such matters submitted during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on NASD Pink Sheet market under the symbol EIDT. The Company's Common Stock was previously quoted on NASD Over-The-Counter Bulletin Board under the symbol EISQ, until May 22, 2002.

The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's Common Stock, as reported on NASD Over-The-Counter Bulletin Board, retroactively adjusted for the 1:8 reverse split of common shares on March 20, 2002.

                                     Low Bid            High Ask
                                     -------            --------
        1st Qtr. 2001                 $1.52               $4.32
        2nd Qtr. 2001                 $1.12               $2.16
        3rd Qtr. 2001                 $0.72               $3.28
        4th Qtr. 2001                 $0.64               $2.00

        1st Qtr. 2002                 $0.70               $2.64
        2nd Qtr. 2002                 $0.05               $0.51
        3rd Qtr. 2002                 $0.001              $0.51
        4th Qtr. 2002                 $0.01               $0.65

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

Holders

On June 30, 2003, the Company's common stock was held by approximately 7,000 shareholders of record and an indeterminate number of investors through nominee or street name accounts with brokers.

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

STATEMENT OF OPERATIONS DATA FOR THE YEAR ENDED DECEMBER 31

      ------------------------------------------ ------------ ------------ ------------
                                                      2002         2001          2000
      ------------------------------------------ ------------ ------------ ------------
      Revenues                                          $ nil        $ nil        $ nil
      ------------------------------------------ ------------ ------------ ------------
      Interest income                                       2            5          nil
      ------------------------------------------ ------------ ------------ ------------
      Loss from operations                           (475,980)  (1,873,556)  (2,711,506)
      ------------------------------------------ ------------ ------------ ------------
      Net loss                                       (475,980)  (1,971,005)  (2,711,506)
      ------------------------------------------ ------------ ------------ ------------
      Net loss per share - basic and diluted            (0.14)       (0.71)       (1.18)
      ------------------------------------------ ------------ ------------ ------------
      Weighted average shares outstanding           3,478,353    2,759,874    2,300,549
      ------------------------------------------ ------------ ------------ ------------

BALANCE SHEET DATA AS AT DECEMBER 31

      ------------------------------------------ ------------ ------------
                                                      2002         2001
      ------------------------------------------ ------------ ------------
      Cash                                               $ 46        $ 112
      ------------------------------------------ ------------ ------------
      Working capital deficit                        (856,996)    (719,556)
      ------------------------------------------ ------------ ------------
      Total assets                                     23,310       41,164
      ------------------------------------------ ------------ ------------
      Total liabilities                               857,460      723,334
      ------------------------------------------ ------------ ------------
      Stockholders' deficit                          (834,150)    (682,170)
      ------------------------------------------ ------------ ------------

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

Employees

Assuming the Company raises the required funding and closes its transaction with ABI, the Company foresees significant changes in the number of employees over the next twelve months. When the Company formally introduces its Chronolog 2.0 product to the time and attendance market, concurrent with the development of the door access device product line, the Company expects to be staffed with approximately 20 individuals.

Plant & Equipment

The Company foresees no expected purchase or sale of property or equipment other than the items required to create the stand alone Chronolog 2.0 beta tested demonstration product, as well as equipment necessary for the door access devices. The creation of any devices will be outsourced such that the company's only equipment costs will be those related facilitating its initial design for manufacture.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES. Revenues were nil in 2002 and 2001. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are rolled out for full-scale implementation, however the demonstration phase often takes 6- 12 months or longer.

RESEARCH AND DEVELOPMENT EXPENSES (R&D). R&D decreased to nil in 2002 from $27,008 in 2001. The majority of the costs of R&D activities were incurred in prior years. Approximately $20,000 in the prior year R&D costs were incurred pursuant to the terms of a licensing agreement with Alternative Technologies as disclosed in the financial statements. The remaining $7,000 was paid for certain software development services

GENERAL AND ADMINISTRATIVE EXPENSES (G&A). G&A decreased to $316,612 in 2002 from $1,148,877 in 2001. This change is due largely to the reduction in expenses incurred for G&A consulting and contract services. In 2001, the Company maintained strong business relationships with its key consultants and hired new consultants to form strategic partnerships and alliances.

SALES AND MARKETING EXPENSES (S&M). Sales and marketing expenses decreased to $144,830 in 2002 from $671,534 in 2001. This change is due largely to the reduction in expenses incurred for S&M consulting and contract services. The company continues to work with its S&M consultants to demonstrate the Company's technology and market its products.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased slightly to $14,540 in 2002 from $15,819 in 2001. There were no fixed asset additions in the current year or prior year. Current year depreciation and amortization is comprised of continuing amortization of existing assets. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

INTEREST ON LONG TERM DEBT. During 2002, the Company incurred no interest expense. During 2001, the Company incurred $10,323 in interest expense due to a consultant of the Company.

NET LOSS. As of December 31, 2002, the Company has approximately $9.9 million in net operating losses that may be deducted in the calculation of United States taxable income of future periods until their expiry on years ranging from 2011 to 2021. As of December 31, 2002, the Company has approximately $3.3 million non-capital losses that may be deducted in the calculation of Canadian taxable income of future periods until their expiry on years ranging from 2006 to 2008. Net loss for the year ended December 31, 2002 was $475,980 as compared to $1,971,005 for the year ended December 31, 2001. The majority of the decrease resulted from the reduction in consulting and contract services from $1,663,072 in fiscal 2001 to $302,424 in fiscal 2002. Also the loss due to settlement of debt by issuance of common stock was reduced from $97,449 in fiscal 2001 to nil in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital is for the sales and marketing of its products.

The Company has a working capital deficiency of $856,996 as of December 31, 2002. The Company also has short-term debt of $857,460, long-term debt of nil and stockholders' deficit of $834,150 as at December 31, 2002.

The Company has generated substantial operating losses since inception and has yet to generate sufficient revenues to fund its operations. The Company has not yet completed a significant number of substantial sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2002, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings.

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

CASH FLOW

The Company had cash and cash equivalents of $46 and $112 as of December 31, 2002 and 2001, respectively.

During 2002, the Company raised $38,151 from financing activities compared to $219,046 during the 2001 fiscal year. The Company received $40,000 from subscriptions for shares of preferred stock and repaid $1,849 towards short-term debt for the year ended December 31, 2002. The Company received $77,100 from subscriptions for shares of common stock and $141,946 from the issuance of short-term debt for the year ended December 31, 2001.

The Company used $342 in investing activities during the 2001 fiscal year as compared to nil during the 2002 fiscal year. The use of funds during 2001 related to the costs incurred with the Company's patent pending.

The Company reduced cash used in operating activities to $38,217 in fiscal 2002 from $219,466 in fiscal 2001. The Company incurred less cash operating expenditures as a result of generating less cash from financing sources during the year.

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

ITEM 7. FINANCIAL STATEMENTS




Index to Financial Statements
                                                                            PAGE

Independent Auditors' Report .................................................25

Balance Sheets as at December 31, 2002 and 2001 ..............................26

Statement of Operations for the years ended December 31, 2002, 2001 and 2000 and for the period from May 14, 1992 (inception)
through December 31, 2002.....................................................27

Statement of Stockholders' Deficit for the period from May 14, 1992
(inception) through December 31, 2002......................................28-29

Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and for the period from May 14, 1992 (inception)
through December 31, 2002..................................................30-31

Notes to Financial Statements..............................................32-43

Schedule of General and Administrative, Sales and Marketing, and
Research and Development Expenses for the years ended December 31,
2002, 2001 and 2000 and for the period from May 14, 1992
(inception) through December 31, 2002.........................................44

Chartered Accountants
11th floor, 1050 West Pender Street
Vancouver, BC, Canada V6E 3S7
604-714-3600

Independent Auditor's Report

To the Stockholders and Director
Electronic Identification, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Electronic Identification, Inc. (a Nevada corporation) as of December 31, 2002, and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Electric Identification, Inc. as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows accumulated for the period from May 14, 1992 (Date of Inception) to December 31, 2001 and the years ended December 31, 2001 and 2000, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 22, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Electronic Identification, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not obtained profitable operations since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning Elliott
---------------------
    Manning Elliott

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 23, 2003, except as to Note 13(e)

which is as of June 6, 2003

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Balance Sheets
(Expressed in US dollars)

                                                                   December 31,    December 31,
                                                                        2002            2001
                                                                         $               $
Assets

Current Assets

  Cash and cash equivalents                                                  46             112
  Accounts receivable                                                       418           3,666
-----------------------------------------------------------------------------------------------

Total Current Assets                                                        464           3,778

Property and Equipment (Note 3)                                          20,884          32,940

Patents (Note 4)                                                          1,962           4,446
-----------------------------------------------------------------------------------------------

Total Assets                                                             23,310          41,164
===============================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable & accrued liabilities                                428,528         378,142
  Due to director (Note 5(a))                                           185,448         183,869
  Due to stockholder (Note 5(c))                                        233,387         114,377
  Short-term debt (Note 6)                                               10,097          46,946
-----------------------------------------------------------------------------------------------

Total Liabilities                                                       857,460         723,334
-----------------------------------------------------------------------------------------------


Contingencies and Commitments (Notes 9 and 11)

Stockholders' Deficit

Preferred Stock (Note 8)
  Authorized: 5,000,000 shares, with a $0.001 par value; none issued          -               -
  Preferred Stock Subscribed, 4,000,000 shares                              400               -

Common Stock (Note 7)
  Authorized: 8,750,000 shares, with a $0.001 par value;
  Issued: 3,542,283 shares (2001 - 3,090,908 shares)                      3,542           3,091

Additional Paid-In Capital                                           15,315,059      14,991,910

Deficit Accumulated During The Development Stage                    (16,153,151)    (15,677,171)
-----------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                            (834,150)       (682,170)
-----------------------------------------------------------------------------------------------

Total Liabilities And Stockholders' Deficit                              23,310          41,164
===============================================================================================

    The accompanying note are an integral part of these financial statements

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)



                                                                                               Accumulated from
                                                                                                 May 14, 1992
                                                                                                   (Date of
                                                                Years Ended December 31,         Inception) to
                                                         --------------------------------------   December 31,
                                                        2002            2001            2000          2002
                                                          $               $               $            $
Revenue                                                       -               -               -         254,996
Interest and other income                                     2               5               -           5,003
---------------------------------------------------------------------------------------------------------------
                                                              2               5               -         259,999
---------------------------------------------------------------------------------------------------------------

Expenses

Amortization                                             14,540          15,819          16,743         177,939
General and administrative (Schedule)                   316,612       1,148,877         753,339       5,740,987
Sales and marketing (Schedule)                          144,830         671,534         685,468       3,883,748
Research and development (Schedule)                           -          27,008           3,914       1,628,490
Interest on long-term debt                                    -          10,323       1,252,042       2,287,977
Write-off of leasehold improvements                           -               -               -          32,131
---------------------------------------------------------------------------------------------------------------

Total Expenses                                          475,982       1,873,561      2 ,711,506      13,751,272
---------------------------------------------------------------------------------------------------------------

Operating Loss                                         (475,980)     (1,873,556)     (2,711,506)    (13,491,273)

 Loss due to settlement of debt by issuance of common
   stock                                                      -         (97,449)              -      (2,018,840)

Equity loss in and write-down of investment in and
  advances to RFID Datachip Technologies Inc.                 -               -               -        (358,835)

Write-off of advances to Infotag Corporation                  -               -               -        (284,203)
---------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                (475,980)     (1,971,005)     (2,711,506)    (16,153,151)
===============================================================================================================

Net Loss Per Share - Basic                                (0.14)          (0.71)          (1.18)
===============================================================================================================


Weighted Average Shares Outstanding                   3,478,353       2,759,874       2,300,549
===============================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    The accompanying note are an integral part of these financial statements

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Stockholders' Deficit
(Expressed in US dollars)

                                                                                                Deficit
                                 Preferred Stock                                              Accumulated
                                    Subscribed              Common Stock         Additional     during the       Total
                              --------------------------------------------------   Paid in     Development   Stockholders'
                                 Shares     Amount       Shares        Amount      Capital        Stage    Equity (Deficit)
                                              $                         $              $            $               $
                              --------------------------------------------------
Balance, May 14, 1992
  (inception)                           -          -           -              -            -             -              -
Net loss for the period                 -          -           -              -            -          (185)          (185)
Stock issued for cash                   -          -     389,153            389          311             -            700
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992              -          -     389,153            389          311          (185)           515
Net loss for the year                   -          -           -              -            -           (80)           (80)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993              -          -     389,153            389          311          (265)           435
Net loss for the year                   -          -           -              -            -           (80)           (80)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994              -          -     389,153            389          311          (345)           355
Net loss for the year                   -          -           -              -            -       (25,627)       (25,627)
Stock issued for cash                   -          -      55,556             56       19,944             -         20,000
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995              -          -     444,709            445       20,255       (25,972)        (5,272)
Net loss for the year                   -          -           -              -            -    (1,312,673)    (1,312,673)
Stock returned for
  cancellation                          -          -    (284,445)          (284)         284             -              -
Stock issued for secured
  notes receivable                      -          -      27,778             28      183,782             -        183,810
Stock issued for cash                   -          -      26,751             27      963,096             -        963,123
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996              -          -     214,793            216    1,167,417    (1,338,645)      (171,012)
Net loss for the year                   -          -           -              -            -    (3,521,956)    (3,521,956)
Stock issued for cash                   -          -      27,778             27      999,973             -      1,000,000
Stock issued on settlement of
  convertible debentures                -          -      79,879             80      499,919             -        499,999
Stock issued to settle
  expenses                              -          -       6,298              6       24,994             -         25,000
Intrinsic value of beneficial
  conversion of liabilities             -          -           -              -      316,000             -        316,000
Stock issue costs                       -          -           -              -     (225,112)            -       (225,112)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997              -          -     328,748            329    2,783,191    (4,860,601)    (2,077,081)
Net loss for the year                   -          -           -              -            -    (3,082,864)    (3,082,864)
Stock issued on settlement of
  accounts payable                      -          -      47,917             48      344,368             -        344,416
Stock issued for cash                   -          -     325,667            326      769,917             -        770,243
Stock issued on settlement of
  notes payable                         -          -      37,255             37      152,553             -        152,590
Stock issued on settlement of
  convertible debentures                -          -     243,074            243      687,388             -        687,631
Stock issued on settlement of
  legal claims                          -          -      31,250             31      132,828             -        132,859
Stock issued on settlement of
  loan payable                          -          -      44,445             44      116,458             -        116,502
Stock issued to settle
  expenses                              -          -     126,153            126      439,738             -        439,864
Intrinsic value of beneficial
  conversion of liabilities             -          -           -              -      175,653             -        175,653
Settlement of debt by
  issuance of common stock              -          -           -              -      663,068             -        663,068
Cancellation of redeemable
  common stock issued to RFID
  Datachip Technologies Inc.            -          -           -              -      226,670             -        226,670
Stock issue costs                       -          -           -              -     (174,056)            -       (174,056)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998              -          -   1,184,509          1,184    6,317,776    (7,943,465)    (1,624,505)
=========================================================================================================================


Balance, December 31, 1998              -          -   1,184,509          1,184    6,317,776    (7,943,465)    (1,624,505)
Net loss for the year                   -          -           -                           -    (3,051,195)    (3,051,195)
Stock issued on the
  settlement of subscriptions
  received for common stock             -          -     430,000            430    1,059,570             -      1,060,000
Stock issued to settle
  expenses                              -          -     251,500            252      375,061             -        375,313
Stock issued on settlement of
  notes payable                         -          -      62,500             62       99,938             -        100,000
Stock issued on settlement of
  convertible debentures                -          -     249,020            249      401,783             -        402,032
Intrinsic value of beneficial
  conversion of liabilities             -          -           -              -      474,117             -        474,117
Settlement of debt by
  issuance of common stock              -          -           -              -    1,258,323             -      1,258,323
Stock issue costs                       -          -           -              -      (48,474)            -        (48,474)
Compensatory benefit of stock
  options                               -          -           -              -      485,828             -        485,828
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999              -          -   2,177,529          2,177   10,423,922   (10,994,660)      (568,561)
Net loss for the year                   -          -           -              -            -    (2,711,506)    (2,711,506)
Stock issued to settle
  expenses                              -          -     113,500            114    1,131,686             -      1,131,800
Stock issued to settle debt             -          -     120,834            121      425,879             -        426,000
Stock issued on
  recapitalization
  transaction of Girne
  Acquisition Corporation               -          -      37,500             37          263             -            300
Stock cancelled                         -          -     (31,250)           (31)        (219)            -           (250)
Intrinsic value of beneficial
  conversion of liabilities             -          -           -              -    1,249,335             -      1,249,335
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000              -          -   2,418,113         2,418    13,230,866   (13,706,166)      (472,882)
Net loss for the year                   -          -           -             -             -    (1,971,005)    (1,971,005)
Stock issued to settle
  expenses                              -          -     475,512           476       902,674             -        903,150
Stock issued to settle debt             -          -     197,283           197       219,803             -        220,000
Subscriptions for units
  received in cash                      -          -           -              -       77,100             -         77,100
Loss due to settlement of
  debt by issuance of common
  stock                                 -          -           -              -       97,449             -         97,449
Compensatory benefit of stock
  options                               -          -           -              -      464,018             -        464,018
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001              -          -   3,090,908          3,091   14,991,910   (15,677,171)      (682,170)
Net loss for the year                   -          -           -              -            -      (475,980)      (475,980)
Stock issued on the                                                                                      -
  settlement of subscriptions
  received for common stock             -          -      96,375             96          (96)                          -
Stock issued to settle
  expenses                              -          -     311,250            311      248,689             -        249,000
Stock issued to settle debt             -          -      43,750             44       34,956             -         35,000
Subscriptions for preferred
  stock received in cash        4,000,000        400           -              -       39,600             -         40,000
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002      4,000,000        400   3,542,283          3,542   15,315,059   (16,153,151)      (834,150)
=========================================================================================================================

    The accompanying note are an integral part of these financial statements

                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)

                                                                                                     Accumulated from
                                                                                                      May 14, 1992
                                                                                                        (Date of
                                                                                                      Inception) to
                                                                    Years Ended December 31,          December 31,
                                                             ----------------------------------------
                                                                 2002         2001         2000           2002
                                                                   $            $            $              $
Cash Flows From Operating Activities
   Net loss for the period                                        (475,980)  (1,971,005)  (2,711,506)    (16,153,151)
   Items not involving cash:
      Amortization                                                  14,540       15,819       16,743         177,939
      Loss due to settlement of debt by issuance of common
       stock                                                             -       97,449            -       2,018,840
      Equity loss in and write-down of investment in and
       advances to RFID Datachip Technologies Inc.                       -            -            -         358,835
      Write-off of leasehold improvements                                -            -            -          32,122
      Write-off of advances to Infotag Corporation                       -            -            -         284,203
      Write-down of fixed assets                                         -            -            -          35,252
      Loss on disposal of fixed assets                                   -            -            -          10,771
      Acquisition of in-process research and development                 -            -            -         340,108
      Expenses settled with the issuance of notes payable                -            -            -         154,131
      Expenses settled with the issuance of common stock           249,000      903,150    1,131,800       3,124,126
      Stock issued on recapitalization transaction of Girne
       Acquisition Corporation                                           -            -          300             300
      Stock cancelled                                                    -            -         (250)           (250)
      Intrinsic value of beneficial conversion of
       liabilities into common stock                                     -            -    1,249,335       2,215,114
      Compensatory benefit of stock options                              -      464,018            -         949,846
   Changes in operating assets and liabilities                                        -            -
      Amounts receivable                                             3,248         (170)         783            (419)
      Prepaid expenses and deposits                                      -            -          351               -
      Accounts payable and accrued liabilities                      50,386       86,954     (111,121)        752,153
      Due to director                                                1,579      137,600        6,791         185,448
      Due to stockholder                                           119,010       46,719     (128,492)        233,387
      Accounts payable to be settled with common stock                   -            -            -         291,006
--------------------------------------------------------------------------------------------------------------------

 Net Cash Used In Operating Activities                             (38,217)    (219,466)    (545,266)     (4,990,239)
--------------------------------------------------------------------------------------------------------------------

 Cash Flows From Investing Activities
   Bank overdraft                                                        -            -            -        (262,861)
   Purchase of fixed assets                                              -            -      (11,760)        (14,922)
   Acquisition of patent                                                 -         (342)      (1,171)       (132,165)
   Other advances                                                        -            -            -        (440,501)
--------------------------------------------------------------------------------------------------------------------

 Net Cash Used In Investing Activities                                   -         (342)     (12,931)       (850,449)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Subscriptions received for preferred stock                       40,000            -            -          40,000
   Subscriptions received for common stock                               -       77,100            -       1,137,100
   Net proceeds on issuance of common stock                              -            -            -       2,354,899
   Net proceeds on issuance of convertible debentures                    -            -      426,000       1,938,780
   Issuance (repayment) of short-term debt                          (1,849)     141,946            -         140,097
   Issuance of loan payable                                              -            -      125,000         229,858
--------------------------------------------------------------------------------------------------------------------

 Net Cash Provided By Financing Activities                          38,151      219,046      551,000       5,840,734
--------------------------------------------------------------------------------------------------------------------

 Increase (decrease) in cash                                           (66)        (762)      (7,197)             46
Cash, beginning of period                                              112          874        8,071               -
--------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                     46          112          874              46
====================================================================================================================


                        ELECTRONIC IDENTIFICATION, INC.
                        (A Development Stage Enterprise)

Statements of Cash Flows  (continued)
(Expressed in US dollars)


                                                                                                    Accumulated from
                                                                                                      May 14, 1992
                                                                                                        (Date of
                                                                                                      Inception) to
                                                                    Years Ended December 31,          December 31,
                                                             ----------------------------------------
                                                                 2002         2001         2000           2002
                                                                   $            $            $              $

Supplemental Non-Cash Investing and Financing Activities

   Stock issued on settlement of subscriptions received for
    common stock                                                         -            -            -       1,060,000
   Stock issued on settlement of accounts payable                        -            -            -         344,416
   Stock issued on settlement of notes payable                           -            -            -         252,570
   Stock issued on settlement of convertible debentures                  -            -      426,000       2,015,663
   Stock issued on settlement of legal claims                            -            -            -         132,858
   Stock issued on settlement of loans payable                      35,000      220,000                      371,502
   Stock issued on settlement of expenses                          249,000      903,150    1,131,800       3,124,126
   Stock issued on recapitalization transaction of Girne
    Acquisition Corporation                                              -            -          300             300
   Stock cancelled                                                       -            -         (250)           (250)
   Cancellation of redeemable common stock                               -            -            -         226,670
   Intrinsic value of beneficial conversion of liabilities
    into common stock                                                    -            -    1,249,335       2,215,105
   Loss due to settlement of debt by issuance of common stock            -       97,449            -       2,018,840
   Issuance of common stock in exchange for secured notes                -            -            -         183,810
   Issuance of redeemable common stock                                   -            -            -         226,670
   Authorized par value change resulting in an increase in
    additional paid in capital                                           -            -            -          52,117
====================================================================================================================


Supplemental Disclosures

   Cash paid for taxes                                                   -            -            -               -
   Cash paid for interest                                                -            -        2,707          59,010
====================================================================================================================

    The accompanying note are an integral part of these financial statements

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

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992 to December 31, 2002, the Company has incurred operating losses aggregating $16,153,151. At December 31, 2002, the Company has a working capital deficiency of $856,996 (2001 - $719,556) and a stockholders' deficit of $834,150 (2001 - $682,170). The
     Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise, and market acceptance of its products. Management continues to pursue additional sources of financing; however no funding arrangements have been made and there can be no guarantee that the required additional financing will be obtained or, if available, will be available on satisfactory terms. Failure to identify and obtain such financing will limit the Company's ability to satisfy its obligations as they come due, which may, in turn, impair the Company's ability to continue as a going concern. This could also negatively impact the recoverability of the carrying value of assets. These financial statements do not include any adjustments relating to the recoverability of assets and amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to continue as a going concern, assets and liabilities could require restatement on a liquidation basis, which would differ materially from the going concern basis. These factors cause there to be substantial doubt about the Company's ability to continue as a going concern.

     On October 25, 2002, Advanced Biometrics, Inc. ("ABI") and the Company agreed to a share exchange. Upon closing, the share exchange agreement provides for ABI shareholders to control the combined entity. Conditions prior to closing include obtaining shareholder approval, the resolution of certain outstanding obligations of the Company, completing a debt conversion and the completion of two additional private placements of the Company. Refer to Note 10.

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

     (c)  Research and Development Costs
          Research and development costs are expensed as incurred.

     (d)  Use of Estimates
          The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. Areas where significant estimates have been applied include the assessment of the ultimate liability arising out of legal contingencies and the recoverability of fixed assets and patents. Actual results could differ from these estimates.

     (e)  Foreign Currency Translation

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

     (f)  Patents
          Patents are recorded at cost and amortized using the straight-line method over a period of five years.

     (g)  Property and Equipment
          Property   and   equipment   is  carried  at  cost  less   accumulated
          amortization. Amortization is computed on the following methods over the estimated useful life of the asset at the following annual rates:
                Furniture and equipment - 20% Straight-line
                Computers and technology equipment - 30% Declining-balance

     (h)  Stock-Based Compensation
          The Company has elected to apply the intrinsic value principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123
          "Accounting for Stock-Based Compensation" and are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable.

     (i)  Financial Instruments
          The Company's short-term financial instruments include accounts receivable, accounts payable, accrued liabilities, and amounts due to related parties. The fair value of these financial instruments approximate their carrying values due to their short-term to liquidation.

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

     (j)  Comprehensive Loss
          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2002, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (k)  Basic and Diluted Net Income (Loss) Per Common Share
          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive

     (l)  Long-Lived Assets
          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     (m)  Income Taxes
          The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

     (n)  Recent Accounting Pronouncements
          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

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

     (o)  Reclassifications
          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Property and Equipment

                                                                                      December 31,     December 31,
                                                                                          2002             2001
                                                                       Accumulated    Net carrying     Net carrying
                                                           Cost       Amortization         value           value
                                                             $             $                $               $
     Computers and technology equipment                    82,363       65,296           17,067           25,251
     Furniture and equipment                               18,062       14,245            3,817            7,689
     ---------------------------------------------------------------------------------------------------------------

                                                          100,425       79,541           20,884           32,940
     ===============================================================================================================

4.   Patents

                                                                                     December 31,    December 31,
                                                                                         2002            2001
                                                                                     Net carrying    Net carrying
                                                                                         value           value
                                                                                           $               $

     Cost                                                                               16,269          16,269
     Accumulated amortization                                                           14,307          11,823
     --------------------------------------------------------------------------------------------------------------
     Net carrying value                                                                  1,962           4,446
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

     (b)  Transactions with director and officer
          Management and consulting services performed by a director and officer of the Company charged to operations was $nil for 2002 (2001 - $150,000).

     (c)  Due to stockholder
          The amount due to stockholder represents loans and services provided to the Company. The loans are non-interest bearing, unsecured and have no specific terms of repayment. Included in this amount is $63,252 owed to an employee of this minority stockholder for consulting services provided to the Company.

          The Company entered into a Debt Settlement Agreement on October 25, 2002 with this minority stockholder to settle the amount owing as of this date for $220,000. The Company agreed to repay $100,000 in cash or by issuance of common stock upon the above ABI merger being approved by the Company's and ABI's shareholders, and a further
          $120,000 at the rate of $10,000 per month. The creditor agreed to reduce the balance of $120,000 to $75,000 by acceptance of an immediate cash payment of $15,000.

     (d)  Transactions with stockholders
          During the year ended December 31, 2002, the Company incurred $76,107 in office, rent and consulting fees to a minority stockholder.


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

          On March 8, 2002, the Company issued 311,250 shares of common stock for consulting services. These shares were issued at an aggregate fair value of $249,000 for services rendered for a term expiring June 2002. The Company charged to operations compensation expense of $249,000 since all services had been performed as of year end.

     (c)  Subscriptions received
          On October 31, 2001, the Company received $18,800 for the purchase of 23,500 units of the Company. Each unit consisted of one common share of the Company and one common share purchase warrant. Each full warrant entitled the holder to purchase one share of common stock of the Company at $0.80 expiring on October 31, 2002, which expired in full without exercise. These units were issued on January 17, 2002.

          On September 6, 2001, the Company received $58,300 for the purchase of 72,875 units of the Company. Each unit consisted of one common share of the Company and one common share purchase warrant. Each full warrant entitled the holder to purchase one share of common stock of the Company at $1.60 expiring on September 6, 2002, which expired in full without exercise. These units were issued on January 17, 2002.

          On October 25, 2002, November 7, 2002 and December 6, 2002, the Company received subscription agreements from ABI for the acquisition of 4,000,000 Series A Convertible Preferred Stock for total proceeds of $40,000.

     (d)  Stockholders' Rights Plan
          Pursuant to the Agreement and Plan of merger signed and completed on May 3, 1999, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing stock of the Company prior to May 31, 1999 will receive a right to purchase, for every ten pre-consolidation stocks owned and tendered, an additional pre-consolidation share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of the registration statement with the Securities Exchange Commission. No registration statement has been filed as of December 31, 2002. Rights outstanding at December 31, 2002 are 150,644.

     (e)  Stock options
          The Company reserved 400,000 common shares pursuant to the 1999 stock option plan. An additional 678,125 common shares were authorized in 2001. The Company's Board of Directors has discretion to set the price, term, vesting schedules, and other terms and conditions for options granted under the plan, subject to the requirements of any stock exchange on which the Company's shares are listed. The options granted to date generally vest immediately and expire three years from the date of grant.

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

          A summary of the Company's stock option activity is as follows:

                                                                   Weighted
                                                                   average
                                                    Number of   exercise price
                                                      shares         $

            Balance, December 31, 2000                390,625         3.60
            Options granted                           687,500         0.80
            Options exercised                               -            -
            Options cancelled/expired                       -            -
         -----------------------------------------------------------------

            Balance, December 31, 2001              1,078,125         1.81
            Options granted                                 -            -
            Options exercised                               -            -
            Options cancelled/expired                (390,625)        3.60
         -----------------------------------------------------------------

            Balance, December 31, 2002                687,500         0.80
         -----------------------------------------------------------------

            Exercisable at end of year                687,500         0.80
         =================================================================

     Additional information regarding options outstanding as at December 31, 2002 is as follows:

                                          Outstanding                                   Exercisable
                      ------------------------------------------------     -----------------------------
Exercise prices                            Weighted
                                           average         Weighted                              Weighted
                                          remaining         average                               average
                          Number of      contractual     exercise price          Number of      exercise price
       $                   shares         life (years)          $                  shares            $
      0.80                 296,875           1.64             0.80                296,875           0.80
      0.80                 390,625           1.85             0.80                390,625           0.80
                       ----------------------------------------------------------------------------------
                           687,500           1.75             0.80                687,500           0.80
                       ==================================================================================

     No options were granted to employees in 2000, 2001 or 2002, therefore the Company did not have any related compensation expense during these periods. As a result, the Company had no difference in net loss and loss per share as reported and pro forma amounts as required by SFAS 123. The fair value for options granted in prior years was estimated at the date of grant using the Black-Scholes option-pricing model.

8.   Preferred Stock

     The Board of Directors of the Company authorized the classification and issuance of 5,000,000 shares of the Company's Preferred Stock as "Series A Convertible Preferred Stock", representing all of the authorized shares of the Company's Preferred Stock. The Series A Convertible Preferred Stock are voting, redeemable at the Company's option, 8% non-cumulative and have a $0.001 par value. Each ten Series A Convertible Preferred Stock is convertible into one common stock at the option of the holder. The purchase price of the preferred stock is $0.01 per share.

     On October 25, 2002, November 7, 2002 and December 6, 2002, the Company received subscription agreements from ABI for the acquisition of 4,000,000 Series A Convertible Preferred Stock for total proceeds of $40,000.

9.   Litigation

     The Company has determined that it is not possible at this time to predict the final outcome of the following legal contingencies.

     (a)  Former director claim
          On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 12,500 warrants of the Company exercisable at $3.00 per share and a further declaration that he was entitled to 75,000 warrants exercisable at $2.00 per share which were issued and subsequently cancelled. The claim also included damages for breach of contract and interest with costs. The Company filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.

     (b)  Chemoco NV ("Chemoco")
          During 1997, the Company contracted with Chemoco to provide services to the Company. As advance consideration of the services to be provided by Chemoco, individuals related to the Company transferred 19,445 common stock of the Company to Chemoco. It is the Company's belief that Chemoco did not fulfill its obligations for the services to be provided and as a result, the transfer of common stock from individuals related to the Company to Chemoco was cancelled. On
          September 15, 1999, Chemoco commenced an action against the Company and a former officer of the Company claiming for the delivery of 87,500 shares of the Company, or in the alternative, damages for the Company not delivering the said shares to the Plaintiff. Since the commencement of the action and the filing of the Statement of Defense in November 1999, the solicitors for the Plaintiff have filed a Notice of Intention to withdraw as solicitors in this matter. The outcome of this claim is unknown. It is management's belief that any claim that may arise from this situation is without merit.

10.  Reorganization Transactions

     On October 25, 2002 the Company entered into an Agreement And Plan Of Share Exchange with Advanced Biometrics, Inc. ("ABI"), in which all outstanding common stock of ABI will be exchanged for 95% of the total outstanding shares and share equivalents of the common stock of the Company. The Closing Date was extended to May 30, 2003. Upon closing, the former ABI shareholders will control the combined entity. Additional terms of the agreement required ABI to advance $25,000 in interim financing by October 28, 2002, ABI to raise an additional $500,000 at closing or as soon as reasonable possible thereafter, the Company to issue 1,000,000 common stock at a price of $0.10 per share to settle debts in the amount of $100,000, and obtain director and shareholder approvals.

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


11.  Commitments

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

     The initial term of the license agreement is for five years and, provided that certain conditions are met, can be renewed for additional, consecutive five-year terms. As at December 31, 2002, there are no amounts owed for royalties under the terms of this agreement. However, $10,000 has been accrued at December 31, 2002 for fees owed to AT in connection with the execution of this license agreement. For the year ended December 31, 2002, no fees were paid to AT and no common stock was issued for consulting services provided.

12.  Income Taxes

     The tax effect of the significant temporary differences which would comprise tax assets and liabilities at December 31, 2002 are as follows:

===============================================================================
     Deferred tax assets:
         Amortization of Patents                                     $  116,000
         Operating loss carryforward                                    167,000
-------------------------------------------------------------------------------

     Total deferred tax assets                                          283,000

     Valuation allowance                                               (281,000)
-------------------------------------------------------------------------------

     Net deferred tax assets                                              2,000

     Deferred tax liability:
         Depreciation of Property and Equipment                          (2,000)
-------------------------------------------------------------------------------

     Net deferred tax liability                                      $        -
-------------------------------------------------------------------------------


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carryforward period.

     The Company has approximately $9,900,000 of net operating loss carry forwards available for US income tax purposes to reduce taxable income of future years. These net operating loss carry forwards expire in years ranging from 2011 to 2021. In addition, the Company has approximately $3,300,000 of non-capital losses available for Canadian income tax purposes to reduce taxable income of future years.


13.  Subsequent Events

     a) On January 27, 2003, the Company received a subscription agreement from ABI for the acquisition of 1,000,000 Series A Convertible Preferred Stock for total proceeds of $10,000.

     b) On January 27, 2003, the Company completed a private placement offering with ABI consisting of 125,000 units at a price of $0.04 per unit to net the Company proceeds of $5,000. Each unit consists of one share of common stock and one common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock exercisable at a price of $0.06 per share on or before January 27, 2005.

     c) On April 3, 2003, the director of the Company waived all rights to debts owed by the Company in the amount of $147,849. This amount is included in the balance owing by the Company as of December 31, 2002 since conditions relating to the forgiveness of debt occurred after year-end.

     d) On April 3, 2003 the Company and Alternative Technologies ("AT") agreed to a cancellation of the exclusive, worldwide License Agreement dated October 4, 2001. An amount of $10,000 which was accrued at December 31, 2002 for fees owing to AT was forgiven.

     e) On June 6, 2003, an amount owing of $106,495 to a vendor of the Company for professional fees was settled for $50,000. The full amount owing is included in accounts payable as of December 31, 2002 since conditions relating to the final settlement occurred after year-end.

ELECTRONIC IDENTIFICATION, INC.
 (A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing, and Research and Development Expenses
(Expressed in US dollars)
(unaudited)

                                                                                                Accumulated from
                                                                                                   May 14, 1992
                                                                                                Date of Inception)
                                                            Year Ended December 31,              ( to December 31,
                                                     -------------------------------------
                                                        2002         2001         2000                 2002
                                                           $          $            $                    $
General and Administrative

  Administrative fees                                          -       1,275       16,631                    64,358
  Bad debts                                                    -           -            -                    75,778
  Bank charges and interest                                  197         364          198                    46,047
  Licenses and dues                                            -      12,123            -                    12,123
  Consulting and contract services                       158,031     994,286      498,235                 2,770,111
  Legal and professional                                 126,980      84,816      184,860                 1,161,754
  Office                                                   4,275      12,180       13,675                   165,260
  Rent                                                     4,769       9,690       10,099                   148,039
  Salaries and benefits                                      263           -            -                   766,721
  Stock administration                                    14,626       6,974        5,317                    53,854
  Telephone                                                2,612       2,173        3,207                    59,367
  Travel and accommodation                                    35       6,712       15,610                   302,690
  Foreign exchange (gain) loss                             4,823      18,284        5,507                   114,885
--------------------------------------------------------------------------------------------------------------------
                                                         316,612   1,148,877      753,339                 5,740,987
====================================================================================================================
Sales and Marketing

  Advertising                                                  -           -            -                    16,749
  Consulting and contract services                       144,393     641,778      637,375                 2,402,969
  Entertainment and promotion                                333       4,868       14,522                   159,910
  Investor relations                                           -       3,318        3,367                   388,396
  Office                                                     104       5,983          281                    84,350
  Rent                                                         -           -            -                   137,318
  Salaries and benefits                                        -           -            -                   291,342
  Telephone and internet                                       -       2,172        3,207                    24,680
  Travel and accommodation                                     -      13,415       26,716                   378,034
--------------------------------------------------------------------------------------------------------------------
                                                         144,830     671,534      685,468                 3,883,748
====================================================================================================================

Research and Development

  Acquired in-process research and development                 -           -            -                   340,108
  Consulting and contract services                             -      27,008        2,291                   224,817
  Office                                                       -           -          231                   101,373
  Salaries and benefits                                        -           -            -                   727,739
  Supplies                                                     -           -          798                   183,615
  Travel and accommodation                                     -           -          594                    50,838
--------------------------------------------------------------------------------------------------------------------
                                                               -      27,008        3,914                 1,628,490
====================================================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 23, 2003, Electronic Identification, Inc. (the Company) dismissed its independent accountants, KPMG LLP, Chartered Accountants ("KPMG"), and on the same date engaged the services of Manning Elliott, Chartered Accountants ("Manning Elliott") as its new independent accountants for the year ending December 31, 2002. The Company's Board of Directors recommended and approved the dismissal of KPMG and the appointment of Manning Elliott.

During the years ended December 31, 2001 and 2000, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the year ended December 31, 2002, there were no disagreements between the Company and Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure

                                    PART III

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

Name            Age  Position                                    Director Since

Terry A. Kirby  54   President, Secretary, Treasurer and Director April 20, 1999

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

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our President. None of other significant employees total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2003. Our Board of Directors has adopted a non-qualified stock option plan for our officers, key employees, directors, agents, advisors and consultants which could result in additional compensation.

                                                     Annual compensation                  Long term compensation
                                         -------------------------------------------------------------------------------
                                                                                         Awards                Payouts
                                                                              ------------------------------- ----------
                                                                               Securities
                                                                   Other       Restricted       underlying
                                                                  Annual          Stock          options/        LTIP         other
                                           Salary     Bonus        Comp.          Awards           SARs         Payouts       Comp-
Name and Position                Year       ($)        ($)          ($)            ($)              (#)           ($)          ($)
----------------------------------------------------------------------------------------------------------------------------------
Terry Kirby,                     2000        0          0            0              0                0             0            0
President, Secretary,            2001     150,000       0            0              0             300,000          0            0
Treasurer                        2002        0          0            0              0                0             0            0
----------------------------------------------------------------------------------------------------------------------------------


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

------------------------------------------------------------------------------------------------------------------------------------
                                                      Percent of total
                                Number of               options/SARs
                             securities                 granted to                Exercise or
                       underlying options/SARS         employees in                base price
 Name                          granted (#)                fiscal year                  ($/Sh)             Expiration Date
------------------------------------------------------------------------------------------------------------------------------------
 Terry Kirby                   66,875                     22.29%                      $0.80                 August 22, 2004
------------------------------------------------------------------------------------------------------------------------------------
 Terry Kirby                   233,125                    77.71%                      $0.80                November 7, 2004
------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2002, the Company was charged a total of $76,107 for office, rent and consulting fees to a minority shareholder.

The Company entered into a Debt Settlement Agreement on October 25, 2002 with a minority stockholder to settle the amount owing as of this date for $220,000. The Company agreed to repay $100,000 in cash or by issuance of common stock upon the ABI merger being approved by the Company's and ABI's shareholders, and a further $120,000 at the rate of $10,000 per month. The creditor agreed to reduce the balance of $120,000 to $75,000 by acceptance of an immediate cash payment of $15,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

      Number   Description
      ------   ------------
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

                                 (Registrant) ELECTRONIC IDENTIFICATION, INC.


                                     By: /s/  Terry A. Kirby
                                     -------------------------------------------
                                     Terry A. Kirby, President

                                      Date:  July 25, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By: /s/  Terry A. Kirby
                                     -------------------------------------------
                                     Terry A. Kirby, President,
                                     Secretary/Treasurer and Director

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



     Date:  July 25, 2003


        /s/   Terry Kirby
        -----------------------------------------
        Terry A. Kirby
        President, Chief Executive Officer
        and Treasurer
        (Principal Executive Officer and
        Principal Financial Officer)

                                  CERTIFICATION


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Electronic Identification, Inc. .(the "Company") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Kirby, President, Treasurer, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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