Form 10QSB
period 2003-03-31
ELECTRONIC IDENTIFICATION INC
filed 2003-08-28
CIK 1091967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003.

                        Commission File Number 000-27365


                         ELECTRONIC IDENTIFICATION, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                 88-0440528
--------------------------------------------------------------------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

        Suite 411, 1200 West Pender Street, Vancouver, BC, Canada V6E 2S9
                            Telephone: (604) 684-8002
          (Address and telephone number of principal executive offices)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 ( ) Yes (X) No

As of August 15, 2003, the registrant had 3,542,013 shares of common stock outstanding.


Transitional Small Business Disclosure Format (Check One) ( ) Yes (X) No

                                TABLE OF CONTENTS

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS .................................................3

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ............17

ITEM 3   CONTROLS AND PROCEDURES .............................................23


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS ...................................................24

ITEM 2   CHANGES IN SECURITIES................................................24

ITEM 3   DEFAULTS UPON SENIOR SECURITIES .....................................24

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................24

ITEM 5   OTHER INFORMATION ...................................................24

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.....................................25

Signatures ...................................................................25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         Electronic Identification, Inc.
                        (A Development Stage Enterprise)


                                                                           Index

Balance Sheets ............................................................. F-1

Statements of Operations ................................................... F-2

Statements of Cash Flows ................................................... F-3

Notes to the Financial Statements ......................................... 7-15

Schedules of General and Administrative, Sales and Marketing,
and Research and Development Expenses ....................................... 16

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in US dollars)


                                                        March 31   December 31,
                                                          2003         2002
                                                           $            $

                                                      (unaudited)     (audited)

Assets

Current Assets

  Cash and cash equivalents                                    31            46
  Amounts receivable                                          500           418
-------------------------------------------------------------------------------

Total Current Assets                                          531           464

Property and Equipment (Note 3)                            17,870        20,884

Patents (Note 4)                                            1,341         1,962
-------------------------------------------------------------------------------

Total Assets                                               19,742        23,310
===============================================================================


Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable and accrued liabilities                422,680       428,528
  Due to director (Note 5(a))                             199,062       185,448
  Due to stockholders (Note 5(b))                         274,637       233,387
  Short-term debt (Note 6)                                 10,826        10,097
-------------------------------------------------------------------------------

Total Liabilities                                         907,205       857,460
-------------------------------------------------------------------------------

Commitments and Contingencies (Notes 9 and 10)

Stockholders' Deficit

Preferred Stock (Note 7)
  Authorized: 5,000,000 shares, with a $0.001 par value;
     none issued                                                -             -
  Preferred Stock Subscribed, 5,000,000 shares,
     (2002 - 4,000,000 shares)                                500           400

Common Stock (Note 8)
  Authorized: 8,750,000 shares, with a $0.001 par value;
     Issued: 3,542,013 shares (2002 - 3,542,013 shares)     3,542         3,542
  Common Stock Subscribed, 125,000 shares,
     (2002 - nil shares)                                      125             -

Additional Paid-In Capital                             15,329,834    15,315,059

Deficit Accumulated During The Development Stage      (16,221,464)  (16,153,151)
-------------------------------------------------------------------------------

Total Stockholders' Deficit                              (887,463)     (834,150)
-------------------------------------------------------------------------------

Total Liabilities And Stockholders' Deficit                19,742        23,310
-------------------------------------------------------------------------------


 The accompanying notes are an integral part of these financial statements.

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(unaudited)


                                                                                         Accumulated from
                                                                                            May 14, 1992
                                                                     Three Months Ended       (Date of
                                                                          March 31,        Inception) to
                                                                     -------------------     March 31,
                                                                      2003         2002        2003
                                                                        $            $          $
Revenue                                                                   -            -          254,996
Interest and other income                                                 -            -            5,003
---------------------------------------------------------------------------------------------------------

                                                                          -            -          259,999
---------------------------------------------------------------------------------------------------------

Expenses

  Amortization                                                        3,635        3,635          181,574
  General and administrative (Schedule)                              64,678      133,939        5,805,665
  Sales and marketing (Schedule)                                          -       71,480        3,883,748
  Research and development (Schedule)                                     -            -        1,628,490
  Interest on long-term debt                                              -            -        2,287,977
  Write-off of leasehold improvements                                     -            -           32,131
---------------------------------------------------------------------------------------------------------

Total Expenses                                                       68,313      209,054       13,819,585
---------------------------------------------------------------------------------------------------------

Operating Loss                                                      (68,313)    (209,054)     (13,559,586)

Loss due to settlement of debt by issuance of common stock                -            -       (2,018,840)

Equity loss in and write-down of investment in and advances
     to RFID Datachip Technologies Inc.                                   -            -         (358,835)

Write-off of advances to Infotag Corporation                              -            -         (284,203)
---------------------------------------------------------------------------------------------------------

Net Loss for the Period                                             (68,313)    (209,054)     (16,221,464)
=========================================================================================================

Net Loss Per Share - Basic                                            (0.02)       (0.06)
=========================================================================================================

Weighted Average Shares Outstanding                               3,542,013    3,283,836
=========================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)

 The accompanying notes are an integral part of these financial statements.

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                            Three Months Ended March 31
                                                           ----------------------------
                                                                 2003           2002
                                                                  $              $
Cash Flows From Operating Activities
  Loss for the period                                             (68,313)     (209,054)
  Items not involving cash:
    Amortization                                                    3,635         3,635
    Expenses settled with the issuance of stock                         -       125,356
  Changes in operating assets and liabilities:
    Accounts receivable                                               (82)       (1,616)
    Accounts payable and accrued liabilities                       (5,119)      (19,460)
    Due to stockholders, directors and officers                    54,864       102,981
---------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities               (15,015)        1,842
---------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Subscription received for preferred stock                        10,000             -
  Subscription received for common stock                            5,000             -
  Issuance (repayment) of short-term debt                               -        (1,954)
---------------------------------------------------------------------------------------

Net Cash (Used) Provided By Financing Activities                   15,000        (1,954)
---------------------------------------------------------------------------------------

(Decrease) in Cash                                                    (15)         (112)

Cash, Beginning of Period                                              46           112
---------------------------------------------------------------------------------------

Cash, End of Period                                                    31             -
=======================================================================================


Non-Cash Financing Activities

  Stock Issued on settlement of short-term debt                         -        35,000
  Stock issued on settlement of expenses                                -       249,000

=======================================================================================

Supplemental Disclosures

  Cash paid for taxes                                                   -             -
  Cash paid for interest                                                -             -

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

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992 to March 31, 2003, the Company has incurred operating losses aggregating $16,221,464. At March 31, 2003 the Company has a working capital deficiency of $906,674 and a stockholders' deficit of $887,463. The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise, and market acceptance of its products. Management continues to pursue additional sources of financing; however no funding arrangements have been made and there can be no guarantee that the required additional financing will be obtained or, if available, will be available on satisfactory terms. Failure to identify and obtain such financing will limit the Company's ability to satisfy its obligations as they come due, which may, in turn, impair the Company's ability to continue as a going concern. This could also negatively impact the recoverability of the carrying value of assets. These factors cause there to be substantial doubt about the Company's ability to continue as a going concern.

     The Company entered into an Agreement And Plan Of Share Exchange dated October 25, 2002 with Advanced Biometrics, Inc. ("ABI"), in which all outstanding common stock of ABI will be exchanged for 95% of the total outstanding shares and share equivalents of the common stock of the Company. The Closing Date was extended to May 30, 2003, however to date this agreement has not yet closed. Upon closing, the former ABI shareholders will control the combined entity. Additional terms of the agreement required ABI to advance $25,000 in interim financing by October 28, 2002 (completed), ABI to raise an additional $500,000 at closing or within a reasonable period thereafter, the Company to issue 1,000,000 shares of common stock at a price of $0.10 per share to settle debts in the amount of $100,000, and obtain director and shareholder approvals.

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

     (h)  Property and Equipment (continuted)

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

     (o)  Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

     (p)  Recent Accounting Pronouncements (continued)

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

     (q)  Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.   Property and Equipment

                                                                          March 31,      December 31,
                                                                             2003            2002
                                                                        Net carrying     Net carrying
                                                           Accumulated       value          value
                                                Cost      Amortization         $               $
                                                 $                $      (unaudited)       (audited)
     Computers and technology equipment       82,363            67,342        15,021           17,067
     Furniture and equipment                  18,062            15,213         2,849            3,817
     ------------------------------------------------------------------------------------------------

                                             100,425            82,555        17,870           20,884
     ================================================================================================


4.   Patents

                                                                          March 31,      December 31,
                                                                             2003            2002
                                                                        Net carrying    Net carrying
                                                                             value         value
                                                                               $              $
                                                                         (unaudited)      (audited)
     Cost                                                                     16,269           16,269
     Accumulated amortization                                                 14,928           14,307
     ------------------------------------------------------------------------------------------------

     Net carrying value                                                        1,341            1,962
     ================================================================================================

5.   Related Party Transactions/Balances

     (a)  Due to director

          The amount due to a director represents a loan provided as well as expenses paid on behalf of the Company by a director. The loan is non-interest bearing, unsecured and has no specific terms of repayment. Refer to Note 11(b)).

     (b)  Due to stockholders

          The amount due to stockholder represents loans and services provided to the Company, including $67,822 owed to an employee of a minority stockholder for consulting services provided to the Company. During the three months ended March 31, 2003, ABI advanced $37,005 for working capital purposes. The loans are non-interest bearing, unsecured and have no specific terms of repayment. The Company entered into a Debt Settlement Agreement on October 25, 2002 with a minority stockholder to settle the amount owing as of that date of $220,000. The Company agreed to repay $100,000 in cash or by issuance of common stock upon the ABI merger being approved by the Company's and ABI's shareholders, and a further $120,000 at the rate of $10,000 per month. The creditor agreed to reduce the balance of $120,000 to $75,000 by acceptance of an immediate cash payment of $15,000.

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

          The Company received subscription agreements from ABI for the acquisition of 5,000,000 Series A Convertible Preferred Stock for total proceeds of $50,000 for the period from October 25, 2002 to January 27, 2003, $10,000 was received on January 27, 2003 and $40,000 was received in fiscal 2002.

8.   Common Stock

     (a)  Reverse stock split

          On March 20, 2002, pursuant to the terms of the ABI share exchange agreement, the Company completed a reverse split of its common stock on an 8 for 1 basis, such that every eight shares of common stock issued and outstanding immediately prior to the reverse split was changed into and constitute one share of fully paid common stock of the Company. Additionally, all outstanding options and warrants to acquire Company stock, which have not been exercised or cancelled prior to the closing of the share exchange, were adjusted and changed to account for the 8 to 1 reverse stock split. All share amounts were retroactively adjusted for all periods presented.

     (b)  Subscriptions received

          On January 27, 2003, the Company received subscriptions for a private placement offering with ABI consisting of 125,000 units at a price of

          $0.04 per unit to net the Company proceeds of $5,000. Each Unit consists of one share of common stock and one common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock exercisable at a price of $0.06 per share on or before January 27, 2005.

     (c)  Stockholders' Rights Plan

          Pursuant to the Agreement and Plan of Merger signed and completed on May 3, 1999, each stockholder of RFID who sent in their stock certificates for transfer into certificates representing stock of the Company prior to May 31, 1999 will receive a right to purchase, for every ten pre-consolidation stocks owned and tendered, an additional pre-consolidation share of common stock at 75% of the market price of the Company stock as of the date of exercise. The rights will be exercisable for thirty days after filing of a registration statement with the Securities Exchange Commission. No registration statement has been filed as of March 31, 2003. Rights outstanding at March 31, 2003 are 150,644.

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


10.  Commitments

          On October 4, 2001, the Company entered into an exclusive, worldwide license agreement with Alternative Technologies ("AT"). The initial term of the license agreement was for five years. On April 3, 2003 the Company and AT agreed to a cancellation of the License Agreement. The amount of $10,000 owing is included in accounts payable as of March 31, 2003 since conditions relating to the final settlement occurred after period-end.

11.  Subsequent Events

     (a) On June 6, 2003, an amount owing of $106,495 to a vendor of the Company for professional fees was settled for $50,000. The full amount owing is included in accounts payable as of March 31, 2003 since conditions relating to the final settlement occurred after period-end.

     (b) On April 3, 2003, the director of the Company waived all rights to debts owed by the Company in the amount of $147,849. This amount is included in the balance owing by the Company as of March 31, 2003 since conditions relating to the forgiveness of debt occurred after period-end.

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing, and Research and Development Expenses
(Expressed in US dollars)
(unaudited)

                                                                                 Accumulated from
                                                                                   May 14, 1992
                                                     Three Months Ended      (Date of Inception) to
                                                         March 31,                    March 31,
                                                    2003           2002                 2003
                                                     $              $                    $
General and Administrative

  Administrative fees                                    -              -                    64,358
  Bad debts                                              -              -                    75,778
  Bank charges and interest                          1,405             60                    47,452
  Licenses and dues                                      -              -                    12,123
  Consulting and contract services                       -         85,250                 2,770,111
  Legal and professional                            15,409         40,256                 1,177,163
  Office                                                 -          2,090                   165,260
  Rent                                                   -          2,350                   148,039
  Salaries and benefits                                  -              -                   766,721
  Stock administration                                 623          2,102                    54,477
  Telephone                                            789            459                    60,156
  Travel and accommodation                               -             35                   302,690
  Foreign exchange (gain) loss                      46,452          1,337                   161,337
---------------------------------------------------------------------------------------------------
                                                    64,678        133,939                 5,805,665
===================================================================================================
Sales and Marketing

  Advertising                                            -              -                    16,749
  Consulting and contract services                       -         71,152                 2,402,969
  Entertainment and promotion                            -            328                   159,910
  Investor relations                                     -              -                   388,396
  Office                                                 -              -                    84,350
  Rent                                                   -              -                   137,318
  Salaries and benefits                                  -              -                   291,342
  Telephone and internet                                 -              -                    24,680
  Travel and accommodation                               -              -                   378,034
---------------------------------------------------------------------------------------------------
                                                         -         71,480                 3,883,748
===================================================================================================
Research and Development

  Acquired in-process research and development           -              -                   340,108
  Consulting and contract services                       -              -                   224,817
  Office                                                 -              -                   101,373
  Salaries and benefits                                  -              -                   727,739
  Supplies                                               -              -                   183,615
  Travel and accommodation                               -              -                    50,838
---------------------------------------------------------------------------------------------------
                                                         -              -                 1,628,490
===================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Period ending March 31, 2003 compared to period ending March 31, 2002

REVENUES. Revenues were nil for both periods. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES. ("G&A") G&A expenses for the three-month period decreased to $64,678 in 2003 from $133,939 in 2002. This decrease is almost entirely attributable to the decrease to nil in G&A consulting and contract services as well as the decrease in legal and professional expenses.

SALES AND MARKETING EXPENSES ("S&M"). S&M expenses decreased to $nil in the three-month period ended March 31, 2003 from $71,480 for the same period in 2002. This decrease is entirely attributable to the decrease in S&M consulting and contract services as well as entertainment and promotion expenses.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D was nil for both periods. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The costs of R&D are now borne by the Company's strategic partners.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense remained constant at $3,635 for both periods. There were no capital additions in the current period. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

NET LOSS. Net loss for the three-month period ended March 31, 2003 was $68,313 as compared to $209,054 for the three-month period ended March 31, 2002. The majority of the decrease resulted from the reduction in consulting and contract services from $156,402 in 2002 to $nil in 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's net assets total $19,742 as of March 31, 2003 compared to $39,033 as of March 31, 2002. The Company has short-term debt of $907,205, long-term debt of nil and stockholders' deficit of $887,463 as of March 31, 2003, as compared to short-term debt of $769,901, long-term debt of nil and stockholders' deficit of $730,868 as of March 31, 2002.

The Company has generated substantial operating losses since inception. The Company has not yet completed any sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2002, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings.

During 2003, the Company did not generate operating revenues from product sales or development contracts. In addition, the Company significantly reduced its level of operating expenses. There is no assurance the Company will be successful in developing and marketing its products or that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable.

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

The Company had cash and cash equivalents of $31 and nil as of March 31, 2003 and 2002, respectively.

During the three-month period ended March 31, 2003, the Company used cash of $15,015 in operations which was financed by $15,000 in preferred and common stock subscriptions. During the three-month period ended March 31, 2002, the Company generated $1,842 in cash from operations which was used to repay short term debt of $1,954.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

ITEM 2. CHANGES IN SECURITIES

The Company received subscription agreements from ABI for the acquisition of 1,000,000 Series A Convertible Preferred Stock for total proceeds of $10,000, which was received on January 27, 2003.

On January 27, 2003, the Company received subscription agreements for a private placement offering with ABI consisting of 125,000 units at a price of $0.04 per unit to net the Company proceeds of $5,000. Each unit consists of one share of common stock and one common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock exercisable at a price of $0.06 per share on or before January 27, 2005.

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

Date: August 22, 2003                            ELECTRONIC IDENTIFICATION, INC.



                                       By: /s/  Terry Kirby
                                       ----------------------------------------
                                       Name:    Terry Kirby
                                       Title:President, Chief Executive Officer,
                                             Chief Financial Officer

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

Date:  August 22, 2003


/s/  Terry Kirby
-----------------------
     Terry Kirby
President, Chief Executive Officer, and Treasurer
(Principal Executive Officer and Principal Financial Officer)

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Electronic Identification, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 22, 2003

/s/  Terry Kirby
-------------------------
     Terry Kirby
President, Chief Executive Officer, and Treasurer
(Principal Executive Officer and Principal Financial Officer)