Form 10QSB
period 2003-06-30
ELECTRONIC IDENTIFICATION INC
filed 2003-08-28
CIK 1091967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2003.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.....................................24

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

Statements of Cash Flows ................................................... F-3

Notes to the Financial Statements ......................................... 7-15

Schedules of General and Administrative, Sales and Marketing,
and Research and Development Expenses ....................................... 16

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in US dollars)


                                                         June 30,  December 31,
                                                           2003          2002
                                                            $             $
                                                      (unaudited)    (audited)

Assets

Current Assets

  Cash and cash equivalents                                     -            46
  Amounts receivable                                          581           418
-------------------------------------------------------------------------------
Total Current Assets                                          581           464

Property and Equipment (Note 3)                            14,856        20,884

Patents (Note 4)                                              720         1,962
-------------------------------------------------------------------------------

Total Assets                                               16,157        23,310
===============================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable and accrued liabilities                352,124       428,528
  Due to director (Note 5(a))                              56,102       185,448
  Due to stockholders (Note 5(b))                         340,284       233,387
  Short-term debt (Note 6)                                 11,830        10,097
-------------------------------------------------------------------------------

Total Liabilities                                         760,340       857,460
-------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8 and 9)

Stockholders' Deficit

Preferred Stock (Note 7)
  Authorized: 5,000,000 shares, with a $0.001 par value;
     none issued                                                -             -
  Preferred Stock Subscribed, 5,000,000 shares,
     (2002 - 4,000,000 shares)                                500           400

Common Stock (Note 8)
  Authorized: 8,750,000 shares, with a $0.001 par value;
  Issued: 3,542,013 shares (2002 - 3,542,013 shares)        3,542         3,542
  Common Stock Subscribed, 125,000 shares,
     (2002 - nil shares)                                      125             -

Additional Paid-In Capital                             15,477,683    15,315,059

Deficit Accumulated During The Development Stage      (16,226,033)  (16,153,151)
-------------------------------------------------------------------------------

Total Stockholders' Deficit                              (744,183)     (834,150)
-------------------------------------------------------------------------------

Total Liabilities And Stockholders' Deficit                16,157        23,310
===============================================================================

   The accompanying notes are an integral part of these financial statements.
                                       F-1

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(unaudited)


                                                                                                   Accumulated from
                                                                                                     May 14, 1992
                                              Three Months Ended             Six Months Ended         (Date of
                                                   June 30,                      June 30,            Inception) to
                                         ----------------------------  ---------------------------     June 30,
                                               2003         2002            2003         2002            2003
                                                $            $               $            $               $
Revenue                                                -            -               -            -          254,996
Interest and other income                              -            2               -            2            5,003
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                         -            2               -            2          259,999
-------------------------------------------------------------------------------------------------------------------


Expenses

  Amortization                                     3,635        3,635           7,270        7,270          185,209
  General and administrative (Schedule)           83,734      192,137         148,269      326,075        5,889,399
  Sales and marketing (Schedule)                       -       74,706               -      146,186        3,883,748
  Research and development (Schedule)                  -            -               -            -        1,628,490
  Interest on long-term debt                           -            -               -            -        2,287,977
  Write-off of leasehold improvements                  -            -               -            -           32,131
-------------------------------------------------------------------------------------------------------------------

Total Expenses                                    87,369      270,478         155,539      479,531       13,906,954
-------------------------------------------------------------------------------------------------------------------

Operating Loss                                   (87,369)    (270,476)       (155,539)    (479,529)     (13,646,955)

Gain on settlement of debt                        82,800            -          82,800            -           82,800

Loss due to settlement of debt by
  issuance of common stock                             -            -               -            -       (2,018,840)

Equity loss in and write-down of
  investment in and advances to RFID
  Datachip Technologies Inc.                           -            -               -            -         (358,835)

Write-off of advances to Infotag
  Corporation                                          -            -               -            -         (284,203)
===================================================================================================================

Net Loss for the Period                           (4,569)    (270,476)        (72,882)    (479,529)     (16,226,033)
===================================================================================================================

Net Loss Per Share - Basic                         (0.00)       (0.08)          (0.02)       (0.14)
===================================================================================================================
Weighted Average Shares Outstanding            3,542,013    3,542,013       3,542,013    3,413,638
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

(Diluted loss per share has not been presented as the result is anti-dilutive)

   The accompanying notes are an integral part of these financial statements.
                                       F-2

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                              Six Months Ended June 30,
                                                             --------------------------
                                                                 2003           2002
                                                                  $              $
Cash Flows From Operating Activities
  Loss for the period                                             (72,882)     (479,529)
  Items not involving cash:
    Amortization                                                    7,270         7,270
    Gain on settlement of debt                                    (82,800)            -
    Expenses settled with the issuance of stock                         -       249,000
  Changes in operating assets and liabilities:
    Amounts receivable                                               (163)       (1,356)
    Accounts payable and accrued liabilities                        8,129        58,814
    Due to stockholders, directors and officers                   125,400       167,130
---------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities               (15,046)        1,329
---------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Subscription received for preferred stock                        10,000             -
  Subscription received for common stock                            5,000             -
  Issuance (repayment) of short-term debt                               -        (1,441)
---------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                15,000        (1,441)
---------------------------------------------------------------------------------------
(Decrease) in Cash                                                    (46)         (112)

Cash, Beginning of Period                                              46           112
---------------------------------------------------------------------------------------
Cash, End of Period                                                     -             -
=======================================================================================

Non-Cash Investing and Financing Activities

  Stock issued on settlement of short-term debt                         -        35,000
  Stock issued on settlement of expenses                                -       249,000


=======================================================================================

Supplemental Disclosures

  Cash paid for taxes                                                   -             -
  Cash paid for interest                                                -             -

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

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992 to June 30, 2003, the Company has incurred operating losses aggregating $16,226,033. At June 30, 2003 the Company has a working capital deficiency of $759,759 and a stockholders' deficit of $744,183. The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise, and market acceptance of its products. Management continues to pursue additional sources of financing; however no funding arrangements have been made and there can be no guarantee that the required additional financing will be obtained or, if available, will be available on satisfactory terms. Failure to identify and obtain such financing will limit the Company's ability to satisfy its obligations as they come due, which may, in turn, impair the Company's ability to continue as a going concern. This could also negatively impact the recoverability of the carrying value of assets. These factors cause there to be substantial doubt about the Company's ability to continue as a going concern.

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

(k)      Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

          FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

     (p)  Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.   Property and Equipment

                                                                           June 30,     December 31,
                                                                             2003           2002
                                                                        Net carrying    Net carrying
                                                           Accumulated        value         value
                                                Cost      Amortization         $              $
                                                 $            $          (unaudited)      (audited)
     Computers and technology equipment       82,363            69,388        12,975           17,067
     Furniture and equipment                  18,062            16,181         1,881            3,817
     ------------------------------------------------------------------------------------------------

                                             100,425            85,569        14,856           20,884
     ================================================================================================

4.   Patents

                                                                           June 30,     December 31,
                                                                             2003           2002
                                                                        Net carrying   Net carrying
                                                                              value        value
                                                                               $             $
                                                                         (unaudited)     (audited)
     Cost                                                                     16,269           16,269
     Accumulated amortization                                                 15,549           14,307
     ------------------------------------------------------------------------------------------------

     Net carrying value                                                          720            1,962
     ================================================================================================


5.   Related Party Transactions/Balances

     (a)  Due to director

          The amount due to a director represents a loan provided as well as expenses paid on behalf of the Company by a director. The loan is non-interest bearing, unsecured and has no specific terms of repayment. On April 3, 2003, the director of the Company waived all rights to debts owed by the Company in the amount of $147,849. This amount has been included in additional paid-in capital.

     (b)  Due to stockholders

          The amount due to stockholders represents loans and services provided to the Company, including $74,108 owed to an employee of a minority stockholder for consulting services provided to the Company. During the six months ended June 30, 2003, ABI advanced $78,110 for working capital purposes. The loans are non-interest bearing, unsecured and have no specific terms of repayment. The Company entered into a Debt Settlement Agreement on October 25, 2002 with a minority stockholder to settle the amount owing as of that date for $220,000. The Company agreed to repay $100,000 in cash or by issuance of common stock upon the above ABI merger being approved by the Company's and ABI's shareholders, and a further $120,000 at the rate of $10,000 per month.

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


8.   Common Stock

     (a)  Reverse stock split

          On March 20, 2002, the Company completed a reverse split of its common stock on an 8 for 1 basis, such that every eight shares of common stock issued and outstanding immediately prior to the reverse split was changed into and constitute one share of fully paid common stock of the Company. Additionally, all outstanding options and warrants to acquire Company stock, which have not been exercised or cancelled prior to the closing of the share exchange, were adjusted and changed to account for the 8 to 1 reverse stock split. All share amounts were retroactively adjusted for all periods presented.

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

9.   Commitments

          On October 4, 2001, the Company entered into an exclusive, worldwide license agreement with Alternative Technologies ("AT"). The initial term of the license agreement was for five years. On April 3, 2003 the Company and AT agreed to a cancellation of the License Agreement. An amount of $10,000 previously owing under the license agreement was written off during the quarter and is included in the gain on settlement of debt for the six-month period ended June 30, 2003.

10.  Gain on settlement of debt

          Included in the gain on settlement of debt is an amount of $72,800 representing professional fees forgiven by a vendor of the Company.

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing, and Research and Development Expenses (Expressed in US dollars) (unaudited)


                                                                                       Accumulated from
                                                                                          May 14, 1992
                                                                                            (Date of
                                       Three Months Ended          Six Months Ended      Inception) to
                                 -------------------------  --------------------------      June 30,
                                       2003         2002           2003         2002          2003
                                        $            $              $            $             $
General and Administrative

  Administrative fees                       -            -              -            -           64,358
  Bad debts                                 -            -              -            -           75,778
  Bank charges and interest               488           39          1,893           91           47,940
  Licenses and dues                         -            -              -            -           12,123
  Consulting and contract services          -      111,062              -      196,312        2,770,111
  Legal and professional               15,992       41,188         31,401       81,444        1,193,155
  Office                                  575        2,130            575        4,227          165,835
  Rent                                      -        2,467              -        4,817          148,039
  Salaries and benefits                     -            -              -            -          766,721
  Stock administration                    873        2,408          1,496        4,510           55,350
  Telephone                               559          784          1,348        1,243           60,715
  Travel and accommodation                  -            -              -           35          302,690
  Foreign exchange (gain) loss         65,247       32,059        111,699       33,396          226,584
-------------------------------------------------------------------------------------------------------

                                       83,734      192,137        148,269      326,075        5,889,399
=======================================================================================================

Sales and Marketing

  Advertising                               -            -              -            -           16,749
  Consulting and contract services          -       74,706              -      145,858        2,402,969
  Entertainment and promotion               -            -              -          328          159,910
  Investor relations                        -            -              -            -          388,396
  Office                                    -            -              -            -           84,350
  Rent                                      -            -              -            -          137,318
  Salaries and benefits                     -            -              -            -          291,342
  Telephone and internet                    -            -              -            -           24,680
  Travel and accommodation                  -            -              -            -          378,034
-------------------------------------------------------------------------------------------------------

                                            -       74,706              -      146,186        3,883,748
=======================================================================================================

Research and Development

  Acquired in-process research and
    development                             -            -              -            -          340,108
  Consulting and contract services          -            -              -            -          224,817
  Office                                    -            -              -            -          101,373
  Salaries and benefits                     -            -              -            -          727,739
  Supplies                                  -            -              -            -          183,615
  Travel and accommodation                  -            -              -            -           50,838
-------------------------------------------------------------------------------------------------------

                                            -            -              -            -        1,628,490
=======================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended June 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

RESULTS OF OPERATIONS
---------------------
Period ending June 30, 2003 compared to period ending June 30, 2002

REVENUES. Revenues were nil for both the three-month and six-month periods ended June 30, 2003 and 2002. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES. ("G&A") G&A expenses decreased to $83,734 for the three month period ended June 30, 2003 from $192,137 for the three-month period ended June 30, 2002. This decrease is almost entirely attributable to the decrease in G&A consulting and contract services as well as legal and professional expenses, which are partially offset by an increase in foreign exchange loss. G&A expenses for the six-month period ended June 30, 2003 decreased to $148,269 from $326,075 for the six-month period ended June 30, 2002. The change resulted from decreases in legal and professional fees from $81,444 to $31,401 and consulting and contract services from $196,312 to $nil, which is partially offset by an increase in foreign exchange loss from $33,396 to $111,699.

SALES AND MARKETING EXPENSES ("S&M"). S&M expenses decreased to $nil in the three-month period ended June 30, 2003 from $74,706 for the three-month period ended June 30, 2002, and to $nil in the six-month period ended June 30, 2003 from $146,186 for the six-month period ended June 30, 2002. This decrease is entirely attributable to the decrease in S&M consulting and contract services as well as entertainment and promotion expenses.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D was nil for both the three-month and the six-month periods in fiscal 2003 and 2002. R&D efforts relating to the Company's Smart Card Systems continued to expand from 1996 through 1998. Starting in 1999 and throughout 2000, the Company concentrated its efforts primarily on forming strategic alliances and partnerships, demonstrating its technology and marketing its products. The costs of R&D are now borne by the Company's strategic partners.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense remained constant at $3,635 for the three-month periods and $7,270 for the six-month periods. There were no capital additions in the current or the prior periods. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

NET LOSS. Net loss for the three-month period ended June 30, 2003 was $4,569 as compared to $270,476 for the three-month period ended June 30, 2002. The majority of the decrease resulted from the decrease in consulting and contract services from $185,768 for the three-month period ended June 30, 2002 to $nil for the three-month period ended June 30, 2003, and the gain on settlement of debt of $82,800 for the three-month period ended June 30, 2003 compared to $nil for the three-month period ended June 30, 2002. Net loss for the six-month period ended June 30, 2003 was $72,882 as compared to $479,529 for the six-month period ended June 30, 2002. The majority of the decrease resulted from the reduction in consulting and contract services from $342,170 for the six-month period ended June 30, 2002 to $nil for the six-month period ended June 30, 2003, and the increase in gain on settlement of debt from $nil for the six-month period ended June 30, 2002 to $82,800 for the six-month period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's net assets total $16,157 as of June 30, 2003 compared to $35,138 as of June 30, 2002. The Company has short-term debt of $760,340, long-term debt of nil and stockholders' deficit of $744,183 as of June 30, 2003. The Company has short-term debt of $912,838, long-term debt of nil and stockholders' deficit of $877,700 as of June 30, 2002.

The Company has generated substantial operating losses since inception. The Company has not yet completed any sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2002, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings. The Company has received proceeds of $15,000 from preferred stock and common stock subscriptions, and advances of $78,110 from Advanced Biometrics Inc. during the six month period ended June 30, 2003.

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

Management of the Company is funding its 2003 operations through a combination of related party loans and offerings of its preferred stock and common stock. There is no assurance that sufficient product sales or future sales of common stock or preferred stock will occur or that additional proceeds will be received from such potential offerings. The Company currently does not have an available source for short-term borrowings.

These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and carrying amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had cash and cash equivalents of nil as of both June 30, 2003 and 2002, respectively.

During the six-month period ended June 30, 2003, the Company used cash of $15,046 in operations which was financed by $15,000 in preferred and common stock subscriptions. During the six-month period ended June 30, 2002, the Company generated $1,329 in cash from operations which was used to repay short term debt of $1,441.


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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Number Description
          ------------------
          31   Certificate of CEO & CFO as Required by Rule 13a-14(a)/15d-14

          32 Certificate of CEO & CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2003                ELECTRONIC IDENTIFICATION, INC.



                                    By: /s/  Terry Kirby
                                    -------------------------------------------
                                    Name:    Terry Kirby
                                    Title:   President, Chief Executive Officer,
                                    Chief Financial Officer

Exhibit 31

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

Date:  August 22, 2003


/s/  Terry Kirby
----------------------------
     Terry Kirby
President, Chief Executive Officer, and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Exhibit 32

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Electronic Identification, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 22, 2003

/s/  Terry Kirby
--------------------------
     Terry Kirby
President, Chief Executive Officer, and Treasurer
(Principal Executive Officer and Principal Financial Officer)