Form 10QSB
period 2003-09-30
ELECTRONIC IDENTIFICATION INC
filed 2003-11-14
CIK 1091967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

        (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003.

                        Commission File Number 000-27365


                         ELECTRONIC IDENTIFICATION, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                  88-0440528
-----------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
         of incorporation or organization)             Identification Number)

             7203 W. Deschutes Avenue, Suite B, Kennewick, WA 99336
                            Telephone: (509) 736-7000
          (Address and telephone number of principal executive offices)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                ( x ) Yes ( ) No

As of November 14, 2003, the registrant had 3,592,013 shares of common stock outstanding.


Transitional Small Business Disclosure Format (Check One) ( ) Yes (x) No

                               TABLE OF CONTENTS

                                                                          PAGE
PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS ................................................. 3

ITEM 2  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS .............16

ITEM 3  CONTROLS AND PROCEDURES ..............................................22


PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS ....................................................23

ITEM 2  CHANGES IN SECURITIES.................................................23

ITEM 3  DEFAULTS UPON SENIOR SECURITIES ......................................23

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................23

ITEM 5  OTHER INFORMATION ....................................................23

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K......................................24

SIGNATURES....................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Electronic Identification, Inc.
(A Development Stage Enterprise)


Balance Sheets                                                               F-1

Statements of Operations                                                     F-2

Statements of Cash Flows                                                     F-3

Notes to the Financial Statements                                            F-4

Schedules of General and Administrative, Sales and Marketing,
and Research and Development Expenses                                       F-12

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Balance Sheets
(Expressed in US dollars)

                                                 September 30,   December 31,
                                                      2003           2002
                                                        $              $
                                                   (unaudited)     (audited)
Assets

Current Assets

  Cash and cash equivalents                                   -             46
  Amounts receivable                                        961            418
------------------------------------------------------------------------------
Total Current Assets                                        961            464

Property and Equipment (Note 3)                          11,842         20,884

Patents (Note 4)                                             99          1,962
------------------------------------------------------------------------------

Total Assets                                             12,902         23,310
==============================================================================
Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable and accrued liabilities               61,490        428,528
  Due to director (Note 5(a))                                 -        185,448
  Due to stockholders (Note 5(b))                       256,720        233,387
  Short-term debt                                             -         10,097
------------------------------------------------------------------------------
Total Liabilities                                       318,210        857,460
------------------------------------------------------------------------------
Commitments and Contingencies (Notes 8 and 9)

Stockholders' Deficit

Preferred Stock (Note 6)
  Authorized: 5,000,000 shares, with a $0.001
     par value; none issued                                   -              -
  Preferred Stock Subscribed, 5,000,000
     shares, (2002 - 4,000,000 shares)                      500            400

Common Stock (Note 7)
  Authorized: 8,750,000 shares, with a $0.001
     par value; Issued: 3,592,013 shares
    (2002 - 3,542,013 shares)                             3,592          3,542
  Common Stock Subscribed, 125,000 shares,
    (2002 - nil shares)                                     125              -

Additional Paid-In Capital                           15,483,631     15,315,059

Deficit Accumulated During The Development Stage    (15,793,156)   (16,153,151)
------------------------------------------------------------------------------
Total Stockholders' Deficit                            (305,308)      (834,150)
------------------------------------------------------------------------------
Total Liabilities And Stockholders' Deficit              12,902         23,310
==============================================================================

   The accompanying notes are an integral part of these financial statements.
                                      F-1

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(unaudited)

                                                                                                   Accumulated from
                                                                                                    May 14, 1992
                                                                                                      (Date of
                                              Three Months Ended            Nine Months Ended       Inception) to
                                                 September 30,                September 30,         September 30,
                                          ----------------------------  ---------------------------
                                               2003         2002            2003         2002           2003
                                                $             $               $            $              $
Revenue                                                -            -               -            -          254,996
Interest and other income                              -            -               -            2            5,003
--------------------------------------------------------------------------------------------------------------------

Total Revenues                                         -            -               -            2          259,999
--------------------------------------------------------------------------------------------------------------------

Expenses

  Amortization                                     3,635        3,635          10,905       10,905          188,844
  General and administrative (Schedule)             (985)       4,546         147,427      330,622        5,888,414
  Sales and marketing (Schedule)                       -          102               -      146,288        3,883,748
  Research and development (Schedule)                  -            -               -            -        1,628,490
  Interest on long-term debt                           -            -               -            -        2,287,977
  Write-off of leasehold improvements                  -            -               -            -           32,131
--------------------------------------------------------------------------------------------------------------------

Total Expenses                                     2,650        8,283         158,332      487,815      (13,909,604)
--------------------------------------------------------------------------------------------------------------------

Operating Loss                                    (2,650)      (8,283)       (158,332)    (487,813)     (13,649,605)

Gain (loss) on settlement and write-off                                       518,327            -
of debt                                          435,527            -                                    (1,500,513)

Equity loss and write-down of investment               -            -               -            -         (643,038)
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss) for the Period                 432,877       (8,283)        359,995     (487,813)     (15,793,156)
====================================================================================================================
Net Income (Loss) Per Share -
  Basic and Diluted                                 0.12        (0.00)           0.10        (0.14)
====================================================================================================================
Weighted Average Shares Outstanding            3,559,000    3,542,000       3,548,000    3,459,000
====================================================================================================================

   The accompanying notes are an integral part of these financial statements.
                                      F-2

ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                               Nine Months Ended September 30,
                                                           --------------------------------------
                                                                   2003               2002
                                                                     $                 $
Cash Flows From Operating Activities
  Income (loss) for the period                                        359,995            (487,813)
  Items not involving cash:
    Amortization                                                       10,905              10,905
    Gain on settlement and write-off of debt                         (518,327)                  -
    Expenses settled with the issuance of stock                             -             249,000
    Stock-based compensation                                            5,998                   -
  Changes in operating assets and liabilities:
    Amounts receivable                                                   (543)              3,666
    Accounts payable and accrued liabilities                           (2,231)             78,658
    Due to stockholders, directors and officers                       129,157             147,656
-------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities                   (15,046)              2,072
-------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Subscription received for preferred stock                            10,000                   -
  Subscription received for common stock                                5,000                   -
  Issuance (repayment) of short-term debt                                   -              (1,911)
-------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                    15,000              (1,911)
-------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                               (46)                161

Cash, Beginning of Period                                                  46                 112
-------------------------------------------------------------------------------------------------

Cash, End of Period                                                         -                 273
=================================================================================================

Non-Cash Investing and Financing Activities

  Stock issued on settlement of short-term debt                             -              35,000
  Stock issued on settlement of expenses                                    -             249,000

=================================================================================================

Supplemental Disclosures

  Cash paid for taxes                                                       -                   -
  Cash paid for interest                                                    -                   -

   The accompanying notes are an integral part of these financial statements.
                                      F-3

ELECTRONIC IDENTIFICATION, INC,
(A Development Stage Enterprise)

Notes to Financial Statements
(Expressed in US dollars)
(unaudited)

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

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize on its assets and satisfy its liabilities in the ordinary course of business. During the period since inception on May 14, 1992 to September 30, 2003, the Company has incurred operating losses aggregating $15,793,156. At September 30, 2003 the Company has a working capital deficiency of $317,249 and a stockholders' deficit of $305,308. The Company's ability to meet its obligations as they come due is primarily dependent upon securing additional financing, whether from operations or otherwise, and market acceptance of its products. Management continues to pursue additional sources of financing; however no funding arrangements have been made and there can be no guarantee that the required additional financing will be obtained or, if available, will be available on satisfactory terms. Failure to identify and obtain such financing will limit the Company's ability to satisfy its obligations as they come due, which may, in turn, impair the Company's ability to continue as a going concern. This could also negatively impact the recoverability of the carrying value of assets. These factors cause there to be substantial doubt about the Company's ability to continue as a going concern.

     The Company entered into an Agreement And Plan of Share Exchange dated October 25, 2002 with Advanced Biometrics, Inc. ("ABI"), in which all outstanding common stock of ABI will be exchanged for 95% of the total outstanding shares and share equivalents of the common stock of the Company. The Closing Date was extended to May 30, 2003, however to date this agreement has not yet closed. Upon closing, the former ABI shareholders will control the combined entity. Additional terms of the agreement required ABI to advance $25,000 in interim financing by October 28, 2002 (completed), ABI to raise an additional $500,000 at closing or within a reasonable period thereafter, the Company to issue 1,000,000 shares of common stock at a price of $0.10 per share to settle debts in the amount of $100,000, and obtain director and shareholder approvals. The merger agreements have expired which has resulted in a termination of any proposed merger during the fiscal quarter ended September 30, 2003.
                                      F-4

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

     (g)  Use of Estimates

          The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. Areas where significant estimates have been applied include the assessment of the
                                      F-5
          ultimate liability arising out of legal contingencies and the recoverability of fixed assets and patents. Actual results could differ from these estimates.

     (h)  Property and Equipment

          Property   and   equipment   is  carried  at  cost  less   accumulated
          amortization. Amortization is computed on the following methods over the estimated useful life of the asset at the following annual rates:

          Furniture and equipment - 20% Straight-line
          Computers and technology equipment - 30% Declining-balance

     (i)  Financial Instruments

          The Company's short-term financial instruments include amounts receivable, accounts payable, accrued liabilities, and amounts due to related parties. The fair value of these financial instruments approximate their carrying values due to their short-term to liquidation.

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

     (j)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (l)  Long-Lived Assets

          In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is
                                      F-6
          reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     (m)  Stock Options

          The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company's consolidated statements of operations because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

          Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          During the period, stock options to acquire 300,000 shares of common stock were cancelled, and stock options to acquire 50,000 shares of common stock at $0.10 per share until September 11, 2005 were granted.

          The fair value of the stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 1.07%, expected volatility of 685%, an expected option life of one year and no expected dividends. The following table illustrates the effect on net income and net loss per share as if the fair value method had been applied to all stock options granted in each period.
                                      F-7

                                                                                      Nine Months Ended
                                                                                       September 30,
                                                                                   2003            2002
                                                                                (unaudited)     (unaudited)
                                                                                     $               $
          Net income (loss)-- as reported                                            359,995       (487,813)
          Add: Stock-based compensation expense included in net income - as
            reported                                                                   2,998             -
          Deduct: Stock-based compensation expense determined under fair
            value method                                                              (2,998)            -
                                                                                ------------  ------------

          Net income (loss)-- pro forma                                              359,995      (487,813)
                                                                                ============  ============

          Net income (loss) per share (basic and diluted)-- as reported                 0.10         (0.14)
          Net income (loss) per share (basic and diluted)-- pro forma                   0.10         (0.14)

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

     (o)  Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted SFAS No. 146 on July 1, 2003 and its impact did not have a material effect on its financial position or results of operations.
                                      F-8

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003.

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

     (p)  Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Property and Equipment

                                                                      September 30,   December 31,
                                                                         2003            2002
                                                                      Net carrying    Net carrying
                                                         Accumulated      value          value
                                               Cost      Amortization       $              $
                                                 $            $        (unaudited)     (audited)
     Computers and technology equipment       82,363       71,434         10,929        17,067
     Furniture and equipment                  18,062       17,149            913         3,817
     --------------------------------------------------------------------------------------------

                                             100,425       88,583         11,842        20,884
     ============================================================================================

                                      F-9

4.   Patents

                                                September 30,      December 31,
                                                    2003               2002
                                           Net carrying value Net carrying value
                                                     $                  $
                                                (unaudited)         (audited)

     Cost                                         16,269             16,269
     Accumulated amortization                     16,170             14,307
     ---------------------------------------------------------------------------

     Net carrying value                               99              1,962
     ===========================================================================


5.   Related Party Transactions/Balances

     (a)  Due to director

          The amount due to a director represented a loan provided as well as expenses paid on behalf of the Company by a director. The loan was non-interest bearing, unsecured and had no specific terms of repayment. On April 3, 2003 the director of the Company waived all rights to debts owed by the Company in the amount of $147,849. This amount has been included in additional paid-in capital.

     (b)  Due to stockholders

          The amount due to stockholders represents loans and services provided to the Company. During the nine months ended September 30, 2003, ABI advanced $81,720 for working capital purposes. The loans are non-interest bearing, unsecured and have no specific terms of repayment. The Company entered into a Debt Settlement Agreement on October 25, 2002 with a minority stockholder to settle an amount owing for $220,000. The Company agreed to repay $100,000 in cash or by issuance of common stock upon the ABI merger being approved by the Company's and ABI's shareholders, and a further $120,000 at the rate of $10,000 per month. The creditor agreed to reduce the balance of $120,000 to $75,000 by acceptance of an immediate cash payment of $15,000 (paid). Included in operations during the nine month period ended September 30, 2003 is an amount forgiven of $153,520. As the contemplated merger has expired and terminated, the balance owing to the minority stockholder is $175,000 at September 30, 2003.


6.   Preferred Stock

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

     The Company received subscription agreements from ABI for the acquisition of 5,000,000 Series A Convertible Preferred Stock for total proceeds of $50,000 for the period from October 25, 2002 to January 27, 2003, $10,000 was received on January 27, 2003 and $40,000 was received in fiscal 2002.
                                      F-10

7.   Common Stock

     (a)  Change in securities

          On September 10, 2003, the Board of Directors of the Company authorized the issuance of 50,000 shares of the Company's common stock as a severance payment to the Company's former President. The Company recognized compensation expense of $3,000 reflecting the value of the shares issued.

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

     (b)  Former director claim

          On June 29, 1999, a former director of the Company commenced an action against the Company claiming, inter alia, for a declaration that he was entitled to 12,500 warrants of the Company exercisable at $3.00 per share and a further declaration that he was entitled to 75,000 warrants exercisable at $2.00 per share which were issued and subsequently cancelled. The claim also includes damages for breach of contract and interest with costs. The Company has filed a defense denying any claims of the former director in and to the warrants alleged. To date, no further activity has been commenced and the outcome is unknown.
                                      F-11

9.   Commitments

     On October 4, 2001, the Company entered into an exclusive, worldwide license agreement with Alternative Technologies ("AT"). The initial term of the license agreement was for five years. On April 3, 2003 the Company and AT agreed to a cancellation of the License Agreement.

10.  Gain on settlement and write-off of debt

     The gain on settlement of debt for the three month period ended September 30, 2003 represents $153,520 forgiven by a minority stockholder of the Company, and $282,007 representing the write-off of accounts payable. Included in the gain on settlement of debt for the nine month period ended September 30, 2003 is an amount of $72,800 representing professional fees forgiven by a vendor of the Company and an amount of $10,000 previously owing under the license agreement (see Note 9).



ELECTRONIC IDENTIFICATION, INC.
(A Development Stage Enterprise)

Schedules of General and Administrative, Sales and Marketing, and Research and Development Expenses
(Expressed in US dollars)
(unaudited)

                                                                                                 Accumulated from
                                                                                                    May 14, 1992
                                                                                                      (Date of
                                              Three Months Ended            Nine Months Ended      Inception) to
                                                 September 30,                September 30,         September 30,
                                          ----------------------------  ---------------------------
                                               2003         2002            2003         2002           2003
                                                $             $               $            $              $
General and Administrative

  Administrative fees                                  -            -             -              -         64,358
  Bad debts                                            -            -             -              -         75,778
  Bank charges and interest                           12           63         1,905            156         47,952
  Licenses and dues                                    -            -             -              -         12,123
  Consulting and contract services                 7,293            -         7,293        196,312      2,777,404
  Legal and professional                          (1,886)      33,559        29,515        115,003      1,191,269
  Office                                               -           91           575          4,317        165,835
  Rent                                                 -            -             -          4,817        148,039
  Salaries and benefits                                -            -             -              -        766,721
  Stock administration                             2,043        8,169         3,539         12,679         57,393
  Telephone                                            -          689         1,348          1,932         60,715
  Travel and accommodation                             -            -             -             35        302,690
  Foreign exchange (gain) loss                    (8,447)     (38,025)      103,252         (4,629)       218,137
-----------------------------------------------------------------------------------------------------------------

                                                   (985)        4,546       147,427        330,622      5,888,414
=================================================================================================================
                                      F-12

10.  Gain on settlement and write-off of debt -continued

Sales and Marketing

  Advertising                                          -            -             -              -         16,749
  Consulting and contract services                     -            -             -        145,858      2,402,969
  Entertainment and promotion                          -            -             -            328        159,910
  Investor relations                                   -            -             -              -        388,396
  Office                                               -          102             -            102         84,350
  Rent                                                 -            -             -              -        137,318
  Salaries and benefits                                -            -             -              -        291,342
  Telephone and internet                               -            -             -              -         24,680
  Travel and accommodation                             -            -             -              -        378,034
-----------------------------------------------------------------------------------------------------------------

                                                       -          102             -        146,288      3,883,748
=================================================================================================================

Research and Development

  Acquired in-process research and
    development                                        -            -             -              -        340,108
  Consulting and contract services                     -            -             -              -        224,817
  Office                                               -            -             -              -        101,373
  Salaries and benefits                                -            -             -              -        727,739
  Supplies                                             -            -             -              -        183,615
  Travel and accommodation                             -            -             -              -         50,838
-----------------------------------------------------------------------------------------------------------------

                                                       -            -             -              -      1,628,490
=================================================================================================================

                                      F-13


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended September 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

The Company has not generated sales from the above described products.

The Company entered into an Agreement And Plan of Share Exchange dated October 25, 2002 with Advanced Biometrics, Inc. ("ABI"), in which all outstanding common stock of ABI will be exchanged for 95% of the total outstanding shares and share equivalents of the common stock of the Company. Upon closing, the former ABI shareholders would control the combined entity. Additional terms of the agreement required ABI to advance $25,000 in interim financing by October 28, 2002, ABI to raise an additional $500,000 at closing or within a reasonable period thereafter, and obtain director and shareholder approvals among other things. The Merger agreements have expired which has resulted in a termination of the proposed merger during the fiscal quarter ended September 30, 2003.

Subsequent to the failure of the merger mentioned above, the Company will continue to focus on the development and expansion of its core technology based on the Company's patents and provisional patents to be filed in the future. Further, The Company is examining all avenues to capitalize on its existing technology including joint ventures, partnerships and licensing relationships.

Overview of the Plan

During the next twelve months the Company will continue to focus on the development and expansion of its core technology based on the Company's patents and provisional patents to be filed in the future. This will entail further product design, testing, and prototype development as well as an evaluation as to the viability for the Company's products. The Company is also examining all avenues to capitalize on its existing technology including joint ventures, partnerships and licensing relationships.

Satisfaction of Cash Requirements/Next 12 Months

The Company does not currently have sufficient cash on hand to fund its plan of operations for the next twelve months. Additional funds will be required through additional sales of the Company's common shares or additional debt offerings. There can be no assurance that the Company will be able to obtain these additional funds to support the Company's liquidly requirements or, that such financing, if available, will be obtained on terms favorable to or affordable by the Company.

Product Research and Development

The technology group within the company will be mandated by management to initiate multiple research and development projects specifically focused on creating improved models of the company's current products. Such product research will necessarily include investigation into improved technologies that can deliver the requisite authenticating data in a more expedient and accurate manner than delivered by competitive applications. Laboratory testing, scientific evaluation, and beta model creation for demonstration versions of the applications will also be undertaken at the Company's facilities in Kennewick and Redmond, Washington.

Plant & Equipment

The Company foresees no expected purchases or sale of plant or related facilities and no significant purchases or sale of equipment.

Employees

The  Company  foresees   moderate  increase  in  the  number  of  employees  and
consultants   over  the  next  eighteen   months.   When  the  Company  formally
re-introduces its Smart Card product to the time and attendance market, concurrent with the development of other applications, the company expects to be staffed with approximately ten individuals and four to six part time consultants.


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

RESULTS OF OPERATIONS

Period ending September 30, 2003 compared to period ending September 30, 2002

REVENUES. Revenues were nil for both the three-month and nine-month periods ended September 30, 2003 and 2002. The Company has conducted demonstrations of its technology that may have the potential for implementation on a larger scale. In some cases, these demonstration projects are "rolled out" for full scale implementation, however the demonstration phase often takes 6-12 months or longer.

GENERAL AND ADMINISTRATIVE EXPENSES. ("G&A") G&A expenses resulted in a recovery of $985 for the three month period ended September 30, 2003 compared to a loss of $4,546 for the three-month period ended September 30, 2002. This decrease is almost entirely attributable to the decrease in foreign exchange gain as well as legal and professional expenses, which are partially offset by an increase in G&A consulting and contract services. G&A expenses for the nine-month period ended September 30, 2003 decreased to $147,427 from $330,622 for the nine-month period ended September 30, 2002. The change resulted from decreases in legal and professional fees from $115,003 to $29,515 and consulting and contract services from $196,312 to $7,293, which is partially offset by an increase in foreign exchange loss from an income of $4,629 to a loss of $103,252.

SALES AND MARKETING EXPENSES ("S&M"). S&M expenses were nil for both the three-month and the nine-month periods in fiscal 2003 compared to $102 and $146,288 for the three and nine-month periods in fiscal 2002, respectively. The prior year amounts represented consulting and contract services provided to the Company.

RESEARCH AND DEVELOPMENT EXPENSES ("R&D"). R&D expenses were nil for both the three-month and the nine-month periods in fiscal 2003 and 2002.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense remained constant at $3,635 for the three-month periods and $10,905 for the nine-month periods. There were no capital additions in the current or the prior periods. The Company's primary assets are its compression technology and the demonstration and testing equipment that includes computers and equipment.

NET INCOME (LOSS). Net income for the three-month period ended September 30, 2003 was $432,877 as compared to a loss of $8,283 for the three-month period ended September 30, 2002. The increase in income resulted from the gain on settlement of debt represented by an amount of $153,520 from amounts forgiven by a minority stockholder of the Company, and $292,007 from the write-off of old accounts payable. Net income for the nine-month period ended September 30, 2003 was $359,995 as compared to a loss of $487,813 for the nine-month period ended September 30, 2002. The increase in income resulted from the reduction in consulting and contract services from $342,170 for the nine-month period ended September 30, 2002 to $7,293 for the nine-month period ended September 30, 2003, and the increase in gain on settlement of debt from $nil for the nine-month period ended September 30, 2002 to $518,327 for the nine-month period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net assets total $12,902 as of September 30, 2003 compared to $26,754 as of September 30, 2002. The Company has short-term debt of $318,210, long-term debt of nil and stockholders' deficit of $305,308 as of September 30, 2003. The Company had short-term debt of $912,737, long-term debt of nil and stockholders' deficit of $885,983 as of September 30, 2002.

The Company has generated substantial operating losses since inception. The Company has not yet completed any sales transactions covering the application of its products and, as a result, an uncertainty exists as to whether the Company will be able to successfully market and sell its products to third parties at sufficient prices and volumes to fund its operations. From 1996 to 2003, the Company experienced significant cash flow deficits and liquidity shortages and funded its operations primarily through the issuance of its common stock for debt and related party borrowings. The Company has received proceeds of $15,000 from preferred stock and common stock subscriptions, and advances of $81,720 from Advanced Biometrics Inc. during the nine month period ended September 30, 2003.

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

The Company had cash and cash equivalents of nil as of September 30, 2003 and $273 as of September 30, 2002.

During the nine-month period ended September 30, 2003, the Company used cash of $15,046 in operations which was financed by $15,000 in preferred and common stock subscriptions. During the nine-month period ended September 30, 2002, the Company generated $2,072 in cash from operations which was used to repay short term debt of $1,911.


RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted SFAS No. 146 on July 1, 2003 and its impact did not have a material effect on its financial position or results of operations.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003.

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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The issuer's principal executive officer and principal financial officer have concluded that the effectiveness of the issuer's controls and procedures (as defined in ss.240.13a-14(c) and 240.15d-14(c)), as of September 30, 2003, are sufficient.

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

ITEM 2. CHANGES IN SECURITIES

On September 10, 2003, the Board of Directors of the Company authorized the issuance of 50,000 shares of the Company's common stock as severance payment to the Company's former President.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        Number  Description

          31 Rule 13-14(a) Certification of Principal Executive and Financial Officer

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

Date:    November 14  , 2003             ELECTRONIC IDENTIFICATION, INC.



                                          By: /s/  Brad Partridge
                                          ------------------------------------
                                          Name:    Brad Partridge
                                          Title:   President, Chief Executive
                                          Officer, Chief Financial Officer