Form 10KSB
period 2003-12-31
MANAKOA SERVICES CORP
filed 2004-04-16
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

[ ]  Transition  report   pursuant  to  Section  13 or 15(d) of the  Securities
     Exchange Act of 1934

        For the transition period from _______________ to _______________

                          Commission File No. 000-27365

                          MANAKOA SERVICES CORPORATION
                --------------------------------------------------
               (Formerly known as Electronic Identification, Inc.)
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Nevada                          000-27365                   88-0440528
--------------------------------------------------------------------------------
  (State or other                   (Commission               (I.R.S. Employer
  Jurisdiction                       File Number)            Identification No.)
 of incorporation)

             7203 W. Deschutes Avenue, Suite B, Kennewick, WA 99336
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (509) 736-7000
       ------------------------------------------------------------------
             Securities registered pursuant to Section 12(b) of the
                                 Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its year ended December 31, 2003 were $nil.

As of March 29, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $19,308,648 based upon the closing price per share as reported on the NASDAQ Pink Sheets Market of $0.70.

There were 27,853,783 outstanding shares of the issuer's Common Stock on March 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. These forward-looking statements include statements in Item 1 - Business, Item 5 - Market for Common Equity and Related Stockholder Matters, and Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations, which can be identified by the use of forward-looking terminology such as believes, expects, plans, estimates, predicts, potential, continue, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

                                       24
                          MANAKOA SERVICES CORPORATION

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


PAGE

ITEM 1 DESCRIPTION OF BUSINESS ...............................................4

ITEM 2 DESCRIPTIONS OF PROPERTIES ............................................6

ITEM 3 LEGAL PROCEEDINGS .....................................................6

ITEM 4  SUBMISSIONS  OF  MATTERS  TO A VOTE OF  SECURITY  HOLDERS ............6

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............6

ITEM 6  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OR  PLAN  OF
          OPERATION...........................................................7

ITEM 7 FINANCIAL STATEMENTS..................................................10

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE .............................11

ITEM 8A CONTROLS AND PROCEDURES .............................................11

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .........11

ITEM 10 EXECUTIVE COMPENSATION ..............................................14

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....................15

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................15

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ....................................15

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES ..............................16

SIGNATURES ..................................................................16

ITEM 1 DESCRIPTION OF BUSINESS

Background

The Company was incorporated in Nevada on May 14, 1992 and its principal business activities were directed towards the development and marketing of contact less smart ID card systems (Smart Card(s) or Smart ID Card System(s)). Unfortunately, this development effort was unsuccessful. The Company then proceeded to look for other business opportunities.

The Company located a business opportunity in the form of Manakoa Services Corporation. As was disclosed in the Company's Form 8-K filed on December 16, 2003, the Company entered into a Stock Purchase Agreement to acquire Manakoa Services Corporation, a Washington corporation. As was disclosed in the Company's Form 8-K filed on March 15, 2004, this acquisition was closed in March 2004. The Company, which is a Nevada corporation, changed its name to Manakoa Services Corporation as well. At this time, the Washington Company is a subsidiary of the Nevada Corporation. It is anticipated that the Washington Corporation will be merged into the Nevada Corporation. Whenever necessary to be clear, the Washington Corporation is referred to as "MSC Washington".

The balance of this Form 10-KSB filing describes the business of Manakoa Services Corporation, which is now the Company's business.

Overview

Manakoa Services Corporation is a development stage Company involved with software and services targeted at risk management and regulatory compliance. The Manakoa compliance platform is being designed to provide enterprises with a means for addressing U.S. and international regulations such as the Gramm Leach Bliley Act, HIPAA, USA Patriot Act, and Sarbanes Oxley Act. The precise list of supported regulations is currently being defined and will change over time. Applying its rapid deployment services model, the Company expects to afford repeatable and economic solutions. The products will be delivered as pre-configured platforms designed for implementation by consulting partners or internal compliance personnel. The underlying platform model is based on international risk management and security standards such as ISO 17799, CoBITS, NIST Risk Management and COSO frameworks.

The Company believes that Manakoa's risk management and compliance framework is unique in terms of technology and breadth. Unlike the typical consulting engagement being offered by some competitors, the Manakoa platform extends the reach far beyond analysis and into specific planning, enforcement and reporting. Ultimately, Manakoa customers should be better positioned to move closer to compliance in addition to realizing a demonstrable return on investment through greater efficiency and business contingency planning.

o Manakoa Compliance WorkCenter is being designed as a platform for analyzing current compliance states, providing gap analysis against requirements and a compliance planning output facility
o Manakoa Compliance Enforcer is being designed to transform the Board approved compliance plan into a mapped enterprise management control environment
o Manakoa Compliance Monitor is being designed to measure compliance status and provides methods for improvement.

Principle Markets

The principal markets for the Manakoa platforms initially center on financial institutions, health care, insurance industry, and public companies that are most directly impacted by current regulatory pressures. This list of industry sectors is anticipated to grow over time. The Company also anticipates targeting homeland security and other governmental sectors.

The size of the market opportunity appears very large. The regulatory compliance software market is experiencing rapid growth due to the influx in governmental regulations being instituted by Congress. These new regulations will account for billions of dollars in IT costs over the coming years. Nemerts Research found that 80% of companies surveyed have yet to purchase regulatory compliance software, with 77% predicted to either begin or increase spending 2005. Industry growth is projected at over $8.0 Billion and growing. AMR Research, December 2003 estimated corporate cost for Sarbanes Oxley alone at $5.5 billion in 2005. CIO Update, Oct, 2003 stated "Compliance with new federal regulations that address security, privacy, and corporate accountability will have a broad impact on IT operations at many organizations" and goes on to state, "Compliance is reminding some people of another, recent event that led to a surge in IT activity and spending: Y2K. This time, however, there's no "end-time" for the event; compliance is something that must continue as long as the laws are in effect."

Competitive Situation

The Company does not believe there are other organizations offering a suite of products that precisely map to its compliance platforms. It must be noted that many organizations have announced consulting or software based solutions to one or more the regulations. By in large, those competitive products and services are focused on only narrow aspects of the total compliance regulatory landscape. However, competition does remain a risk factor.

Risk Factors

In addition to competition, other potential risk factors include but are not limited to failure to raise sufficient capital, failure to complete product development in a timely fashion, changes in government regulations, non-acceptance of products by the market, death or disability of key employees, unforeseen radical changes in the underlying technologies, and failure to properly engage strategic and channel partners.

Patents, Trademarks, etc.

The Company anticipates copyrighting and/or patenting appropriate software; business processes and associated intellectual property. Identification of said items is Company confidential.

In addition, the Company anticipates entering licensing and royalty agreements with strategic partners. Due to the existence of mutual non-disclosure agreements, the nature of these relationships cannot be revealed until transactions have been consummated and publicly announced.

Number of Employees - part and full time.

The Company had 3 part time employees at year-end 2003, and in its rapid expansion, currently has 3 part time employees, 6 full time employees, and several contractors.

ITEM 2 DESCRIPTION OF PROPERTIES

The Company's headquarters are located in a 5,000 square foot rented facility that it shares with one of its shareholders, Apogee Biometrics, Inc., in Kennewick, Washington. The Company was charged a base monthly amount of $4,670 in December 2003. The amount increased to $5,000 per month in January and is in effect until December 31, 2004.

The Company's product development team began leasing a 1,625 square foot building in March 2004 in Boulder, CO. During the second quarter this team anticipates doubling the space to accommodate staffing growth. The lease calls for payments of $1,850 per month, which includes furniture rental.

ITEM 3 LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company.

In March 2004, the Company was contacted by Coalfire Systems, Inc., a Company located in Superior, Colorado, raising concerns about the possibility that the Company could be violating some of its intellectual property rights. Coalfire has asserted that a key employee of the Company, Tony Noblett, who has also done independent contracting work for Coalfire Systems during a period in which he was on leave from Secure Logistix Corporation (the Company's predecessor), may have taken certain Coalfire owned intellectual property and allowed the Company to make use of such intellectual property. The Company has reviewed the situation and believes there is no merit to such allegations. No action has been brought by Coalfire Systems and the Company believes there is no factual basis for any such action.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders for approval during the fourth quarter of fiscal 2003. However, during the first quarter of fiscal year 2004, as disclosed in the Form 8-K filed with the SEC on March 15, 2004, certain amendments were made to the Articles of Incorporation of the Company and approving the Company's 2004 Combined Incentive and Non-Qualified Stock Option Plan by the written consent of a majority of the outstanding shares of the Company. For further details, please refer to that filing.

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on NASD Pink Sheet market under the symbol MKOS. The Company's Common Stock was previously quoted on NASD Pink Sheet market under the symbol EIDT, until March 19, 2004.

The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's Common Stock, as reported on NASD Over-The-Counter Bulletin Board, retroactively adjusted for the 1:8 reverse split of common shares on March 20, 2002.

                                     Low Bid            High Ask
                                     -------            --------
        1st Qtr. 2002                 $0.06              $0.33
        2nd Qtr. 2002                 $0.05              $0.92
        3rd Qtr. 2002                 $0.01              $0.25
        4th Qtr. 2002                 $0.01              $0.65

        1st Qtr. 2003                 $0.01              $0.24
        2nd Qtr. 2003                 $0.05              $0.51
        3rd Qtr. 2003                 $0.06              $1.00
        4th Qtr. 2003                 $0.30              $0.90

As of March 29, 2004 the last reported sale price of the Company's Common Stock was $ 0.70 per share.

The source of this information is Yahoo Finance quotation services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

On March 31, 2004, 283  shareholders  of record held the Company's  common stock
and  the  Company  believes  that  there  are  approximately   7,000  additional
shareholders through nominee or street name accounts with brokers.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock are American Registrar & Transfer Co., 342 East 900 South, and Salt Lake City, Utah 84111.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has embarked upon an entirely new business enterprise apart from the original EIDT contact less smart ID card systems.

Manakoa Corporation acquired Secure Logistix Corporation (SLC) in November 2003. SLC was organized in October 2001 as a Colorado Corporation in specific response to national terrorist attacks. SLC developed contingency plans and models in conjunction with a number of governmental and private sector organizations. The Company's first task was to identify third party solutions that could be applied to specific risk management and security issues facing clients. It became clear that this market place was disjointed and point product oriented. There was no way to "connect the dots" without an integrated solution. The second major activity was to define what might be driving the adoption of risk management and security best practices in the near term. The team recognized that a number of government regulations and laws would soon be driving organizations to take these issues seriously. Based upon these two findings, the Company made a strategic decision to shift from an emphasis on consulting services to a product driven organization dedicated to the development of an integrated solution that addresses basic risk management best practices and the resolution of related regulatory compliance. The next step was to validate the conceptual underpinning of a new product as an integrated software platform. This effort included (1) review of the precise impact of the regulations, (2) assessment of available software platforms that would permit rapid, repeatable, and scalable solutions,
(3) potential customer assessment of interest in the conceptual product, and (4) exploration of channel relationships.

Manakoa Services Corporation (www.Manakoa.com) is an independent software and professional services Company positioned to enter the multi-billion dollar security, risk management and regulatory compliance marketplace. As a first mover in Integrated Enterprise Risk Management, Manakoa's platform could transform high cost security and compliance consulting engagements into automated, consistent, and cost-effective technology that fosters employee risk awareness. Manakoa is working to develop software platform that can greatly reduce consulting hours and time-to compliance through sustainable, repeatable technology. The Company is also heavily involved in issues of Homeland Security, with predecessor firm Secure Logistix Corporation having received federal commendations for direct response to terrorism.

The Company is involved in research, design and product prototyping. The current schedule assumes a third quarter release of alpha level computer code for testing with select partners and end users. A beta version is targeted for the fourth quarter with the release of version 1.0 in late 2004 or early 2005.

Product Overview

The Manakoa Enterprise Risk Management suite, which will be launched in three stages, is unique in its comprehensive approach to the full scope of regulatory compliance through risk management assessment, remediation, policy enforcement and continuous follow-on monitoring. The names for these products are tentative.

Product:                     Description
-----------------------      -----------
Compliance WorkCenter(TM)

                             Assess the state of compliance, perform appropriate
                             gap analyses, and  provide   Board  of  Director
                             level  plans  for  achieving compliance

Compliance Enforcer(TM)      Based on Board of Director approved compliance
                             plan, controls are implemented to meet the desired state of risk management and regulatory compliance

Compliance Monitor(TM)       Establish a monitoring process to provide real time
                             reports on compliance levels, security, and risk management and offers methods for improving enterprise management

Market Opportunity

The regulatory compliance market is rapidly growing and represents billions of dollars in projected corporate spending. Although the specific list of supported regulations is currently under review, the following summarizes initial U.S. regulations targeted by Manakoa's compliance platforms:

Gramm Leach Bliley Act - GBLA compliance involves over 238,000 firms in the financial services industry and any organization using non-public financial information and their technical service providers

Sarbanes   Oxley  Act  -Impacts  all  public   companies   estimated  at  14,000
organizations involving corporate governance

HIPAA -Health care and insurance providers impacted with an emphasis on privacy matters

USA Patriot Act - Anti-terrorism legislation with a focus on money laundering issues

Need for Additional Financing.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that it is essential to complete the financings below. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to seek additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be
insufficient  to  repay  such   indebtedness.   The  Company  currently  has  no
arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company if required.

The Company envisions a requirement for two rounds of funding. Initially, it is expected that the Company will raise $2.0 million in a private placement in order to accelerate the development and market entry for its compliance solutions and provide general administrative expenses. A second round of public financing will be sought for $8 million to advance market penetration and support second-generation product development.

--------------------------------------------------------------------------------
MANAKOA Use of Proceeds             Initial Round      Second Round-$8.0 million
--------------------------------------------------------------------------------
Administrative/Funding Costs             $250,000      $1,000,000
--------------------------------------------------------------------------------
Product Development                      $800,000      $2.500,000
--------------------------------------------------------------------------------
Market Validation and Use Cases          $225,000      $  500,000
--------------------------------------------------------------------------------
Expand Facilities and Infrastructure     $250,000      $1,500,000
--------------------------------------------------------------------------------
Market Development and Demand Creation   $275,000      $1,000,000
--------------------------------------------------------------------------------
Working Capital                          $200,000      $1,500,000
--------------------------------------------------------------------------------

Plant & Equipment

The Company foresees no expected purchase or sale of plant or related facilities at this time.

Dependence Upon Qualified Personnel and Executive Officers.

The Company's operations depend in part upon its ability to retain and hire qualified personnel, of which there can be no assurance. The Company's operations are also dependent upon the continued services of its executive management team and certain other consultants. The loss of services of the Chief Executive Officer, its executive management team or any of its consultants, whether as a result of death, disability or otherwise, could have a material adverse effect upon the Company's operations. The Company does not have employment agreements with its executive officers.

Revenue Model

As a new product in an emerging market, MANAKOA Services Corporation has conducted early validation for pricing and client acquisition estimates. These figures are based upon feedback from our strategic partners together with potential customers. The pricing has been estimated using a combination of cost up and market value considerations. Review by MANAKOA and our partners is still underway and significant changes in the pricing model may evolve prior to product release.

The level of market penetration required to achieve our plan, requires significantly less than 1% of all financial institutions to recognize the compliance issues and take a responsible approach to risk mitigation.

Major Risk Factors

Investment in early stage companies is highly risky. An investor must be mindful of the fact loss of all or part of their monetary contributions is possible. While substantial returns opportunity exists, so too does substantial risk. The investment is only suitable to qualified investors who have no immediate need for liquidity in their investment and bear the risk of potential loss. The following is a list of some of the risk factors associated with this investment:

The Company is an early stage organization without a proven track record in achieving the objectives outlined in this plan;

o The risk management market place is a dynamic and evolving sector and there is no guarantee that the approach outlined in this summary will be readily accepted. Additionally, future regulatory compliance may be altered based upon changes in the political landscape.

o The Company is reliant on the management team but contracts are tenuous until such time as adequate cash flow can be achieved. In addition, the Company recognizes the need to recruit additional key members.

o The Company recognizes that at least two rounds of funding will be needed to achieve objectives.

o Management, Board Members, Board of Advisors and other controlling persons may have conflicts of interest with regard to potential business clients and partners. Where possible, these conflicts will be disclosed and appropriately managed.

o Partners: The Company is reliant upon the participation of key business partners, in particular Microsoft. A decision by a partner not to participate will impact the Company's ability to achieve its objectives.

ITEM 7 FINANCIAL STATEMENTS

MSC Washington was incorporated under the laws of Washington on May 20, 2003. On November 25, 2003, the Company acquired all of the issued and outstanding common stock of Secure Logistix Corporation, a Colorado corporation. On December 19, 2003, the Company entered into a Stock Purchase Agreement with Electronic Identification, Inc. ("EIDT"), a Nevada corporation. Under the terms of the agreement, EIDT agreed to acquire all of the issued and outstanding common stock of the Company in exchange for 19,300,000 shares of EIDT's common stock. This acquisition has been treated as a recapitalization of the Company, with EIDT the legal surviving entity. Since EIDT had minimal assets and no operations, the recapitalization has been accounted for as the sale of 8,553,783 shares of Manakoa common stock for the net liabilities of EIDT. The recapitalization took place on December 19, 2003, however the consolidated financials statements have been prepared as if the recapitalization took place on December 31, 2003.

Accordingly, financial statements are presented for the Company as at December 31, 2003, for EIDT as at December 30, 2003, and for Secure Logistix Corporation as at November 24, 2003.

The financial statements are located at the end of this annual report.

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

At the time of this filing, the Company has engaged Cordavano and Honeck, a U.S. accounting firm, as its new independent auditor for the year ending December 31, 2003. The Company's Board of Directors recommended and approved the dismissal of Manning Elliott and the appointment of Cordavano and Honeck.

There were no disagreements between the Company and either KPMG LLP, Manning Elliott and Cordavano and Honeck on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A CONTROLS AND PROCEDURES

The chief executive officer and the president of the Company have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Commission in such reports is accumulated and communicated to the Company's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below is acting on behalf of, or at the direction of, any other person.

                                                                      Year first
Name                       Age   Position                               elected
-----                      ---   --------                            -----------

Electronic Identification
Stuart Platt               70    Chairman of The Board                      2003
Brad Partridge             44    Chief Executive Officer, President         2003
                                 And Director
Tina Hanson                48    Secretary and Director                     2003

Manakoa Services, Inc.
James C. Katzaroff         47    President of MSC Washington                2003
G. Robert Williams         56    Chief Executive Officer of MSC Washington  2003

Secure Logistix
G. Robert Williams         56    Chief Executive Officer                    2003

Note: Terry Kirby resigned as President, Secretary, Treasurer and Director effective September 10, 2003.

Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All directors agreed to remain until the 2004 annual meeting.

Rear Admiral Stuart Platt (USN Ret.) was elected as Electronic Identification, Inc.'s Chairman of the Board of Directors, effective September 15, 2003. Admiral Platt has completed a distinguished career in the military followed by an equally successful career in business. Appointed under President Reagan as the Navy's first Competition Advocate General, he led an historic reform program to improve the way the Navy buys ships, aircraft, and weapons systems. He was also Deputy Commander of the Naval Sea Systems Command, where he oversaw the acquisition of Navy surface ships and submarines. Admiral Platt is a highly decorated Vietnam veteran. After retiring from the military, Admiral Platt joined DRS, a NYSE-traded leader in the defense electronics industry, where he led and successfully grew the DRS Data Systems Group as President. Admiral Platt is the Chairman of the Wornick Co. of Cincinnati, a leading supplier of combat rations and humanitarian feeding programs for the Department of Defense. Admiral Platt is also the author of, "The Armament Tide: Rearming America".

Brad Partridge has been President, CEO and Board Member since September 3, 2002. Mr. Partridge previously held a Sr. Vice President position with the Company and replaces Mr. Terry Kirby who has resigned to pursue other opportunities outside of the Company. Mr. Partridge has held senior sales and marketing positions at Microsoft, NCR, EDS, Attachmate, FileNet and Advanced Biometrics, Inc.

Tina Hanson has been Secretary and Board Member since September 3, 2002. Ms. Hanson is a seasoned entrepreneur and sales and marketing specialist, having successfully launched a number of health care and consumer product and distribution businesses at IMGI and PhotoTrust, Corp, to name a few. She currently serves as Regional Sales Manager for GN ReSound, an international technology Company.

G. Robert Williams - PhD, Chief Executive Officer and Director. Dr. Williams has over 25 years of senior level IT management experience with start up to large technology companies and consultancies. He was also instrumental in recent anthrax terrorist attack crisis management and is active in continuing anti-terrorism efforts. He was President of professional services organization PDS Advanced Technologies (and Vice Chairman of the parent Company .. twice INC's Top 200 fastest growing companies), president and founder of pioneering UNIX applications developer Decathlon Data Systems, and an executive at System

Development Corporation/UNISYS Corporation. He was a dean of research at the University of California, Los Angeles. A recognized technology expert, he was also the featured speaker in the international road shows sponsored by
Microsoft, Hewlett Packard, Compaq and Tech Data on UNIX and Windows NT interoperability. He is the co-author of the best selling The Ultimate Windows Server 2003 Administrator's Guide (2003), The Ultimate Windows 2000 Administrator's Guide (Addison Wesley 2000) and Windows NT & UNIX:
Administration, Coexistence, Integration and Migration (Addison Wesley 1998), and other books. He was award a federal commendation for his work in response to the 2002 anthrax terrorism attack (and he authorized the case study Terrorism
Response, Risk Assessment and Mitigation). He was also named by Microsoft Corporation as its Most Valuable Professional in the field of Security. Bob has a BA and MPA from Whittier College, and a PhD from UCLA.

James C. Katzaroff, Executive Vice President and Acting Treasurer. Mr. Katzaroff joined Apogee Biometrics as a consultant in July 2001 and became Chairman and CEO in December 2001. Since 1998, Mr. Katzaroff has held senior positions at Telemac, including Chief Financial Officer, Sr.Vice President-Finance, Sr. Vice President, and Corporate Secretary of Telemac, Inc., an international communications venture active in the pre-paid wireless telephony market. At Telemac, he was responsible for the venture's corporate strategy, investors and investment banking relationships and the creation of the original executive team. Prior to Telemac, Mr. Katzaroff was a financial consultant with Smith Barney, Bateman Eichler and E.F. Hutton. Mr. Katzaroff has been a financial advisor for numerous start-up and development stage companies, and has assisted numerous companies with their initial public offerings. Mr. Katzaroff holds a Bachelor's Degree in Business Economics from the University of California, Santa Barbara, and has completed advanced management courses at the University of Washington.

Conflicts of Interest Related to Other Business Activities

James C.  Katzaroff,  Executive  Vice  President and Acting  Treasurer,  is also
Chairman and CEO of Apogee Biometrics, a shareholder that currently owns approximately 18.3% of Manakoa Services Corporation.

The company rents space from Apogee Biometrics, Inc. for $5,000 per month.

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

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2003, the Company's officers and directors and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

ITEM 10 EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and our Board of Directors will be determined by the Board of Directors from time to time. Currently, our officers, directors, and management personnel are reimbursed for any out-of-pocket expenses incurred on our behalf. Except as described below, they to not receive any other cash compensation at this time, however it is expected that this will change as the Company increases its activity, obtains financing and the time demands on these individuals increase.

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to our President. None of the other Officers, Directors, or other significant employees total annual salary and bonus exceeded $100,000 during the year ending December 31, 2003.

As of December 31, 2003,  neither the President nor any other executive  officer
or  Director  had  received  any  equity  compensation  (e.g.   options,   stock
appreciation rights) or other long term compensation. Annual Compensation

Name and Position                 Year   Salary   Bonus   Other
---------------------------------------------------------------
Brad Partridge                    2003     0        0       0

Compensation of Directors

With the exception of $500 per month for Admiral Stuart Platt, the Company's directors are not currently compensated for their services as a director of the Company and are not currently reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee. The board of directors has not yet established a compensation committee.

Employment Contracts

There were no employment contracts with any of our employees during this period.

Stock Option Plan

In Subsequent to the end of the Fiscal Year 2003, the Board of Directors adopted and a majority of the shareholders approved the Company's 2004 Combined Incentive and Non-Qualified Stock Option Plan that authorized the granting of options for up to 3,000,000 shares of the Company's common. A copy of the full text of the plan was file with the Company's Form 8-K filed on March 15, 2004.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group.

                                            Amount and Nature
Title      Name of Beneficial                  of Beneficial          Percent
Class      Owner of Group (1)                    Ownership           of Class
-------    -------------------             -----------------        --------

Common     Brad Partridge                              0                 0%

Common     Apogee Biometrics, In               5,086,500                59%

Common     James C. Katzaroff                      1,000                 0%

Common     G. Robert Williams                          0                 0%

Common     All Directors and Executive Officers
           As a Group (5 in number)                1,000                 0%


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James C. Katzaroff, President of MSC Washington, directly owns a 12% interest in Apogee Biometrics, Inc.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     3.1 Articles of Incorporation (incorporated by reference to the Company's SEC Form 10KSB/A filed with the SEC on June 20, 2000)

     3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Form 8-K filed with the SEC on March 15,
          2004)

     3.3 By Laws (incorporated by reference to the Company's SEC Form 10KSB/A filed with the SEC on June 20, 2000)

     10.1 2004   Combined   Incentive  and   Non-Qualified   Stock  Option  Plan
          (incorporated by reference to the Company's Form 8-K filed with the SEC on March 15, 2004)

     31.1*Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Brad Partridge, as Principal Executive Officer.

     31.2*Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of James C. Katzaroff, as Principal Financial Officer, EVP and Acting Treasurer.

     32.1*Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brad Partridge, as as Principal Executive Officer and James C. Katzaroff, as Principal Financial Officer, EVP and Acting Treasurer.

Reports on Form 8-K

     Form 8-K filed on December 18, 2003, regarding the agreement to acquire Manakoa Services Corporation (the Washington corporation).

     Form 8-K filed on March 15, 2003, regarding the closing of the acquisition of Manakoa Services Corporation, the change of the Company's name to Manakoa Services Corporation, the amendment of the Company's Articles of Incorporation to reflect the name change and to increase the Company's authorized capital and the adoption of the Company's 2004 Combined Incentive and Non-Qualified Stock Option Plan.

*Filed herewith

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Manning  Elliott,  Chartered  Accountants,   Vancouver,  BC,  Canada  served  as
independent auditors of the Company for the year ended December 31, 2002 and through the 3rd Quarter, 2003.

Cordovano and Honeck, P.C., Denver, Colorado served as independent auditors of the Company for the year ended December 31, 2003.

The Company's board of directors pre-approves all services performed by the Company's principal auditor.

                               2003                      2002
Audit Fees              $ 22,000.00               $ 11,000.00
Tax Fees                $      0.00               $    500.00
                   ----------------          ----------------
                        $ 22,000.00               $ 11,500.00

The Audit fees for the years ended December 31, 2003 and 2002 were for professional services rendered for the audit of the annual consolidated financial statements and review of the financial statements included in the of the Company's form 10QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation


By: /s/ Brad Partridge                                           04/15/2004
    -------------------                                         -------------
Name:   Brad Partridge                                              (Date)
Title:  President

FINANCIAL STATEMENTS


                       INDEX TO FINANCIAL STATEMENTS

                        MANAKOA SERVICES CORPORATION                        Page
Independent Auditors' Report...............................................  F-2
Consolidated Balance Sheet at December 31, 2003............................  F-3
Consolidated Statement of Operations for the period from May 20, 2003
   (inception) through December 31, 2003...................................  F-4
Consolidated Statement of Changes in Shareholders' Deficit for the period from May 20, 2003 (inception) through December 31, 2003.................  F-5
Consolidated Statement of Cash Flows for the period from May 20, 2003
  (inception) through December 31, 2003....................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

                         ELECTRONIC IDENTIFICATION, INC.
Independent Auditors' Reports.............................................. F-15
Balance Sheet at December 30, 2003......................................... F-17
Statements of Operations from January 1, 2003 through
   December 30, 2003 and for the year ended December 31, 2002.............. F-18
Statement of Changes in Shareholders' Deficit from
   January 1, 2002 through December 30, 2003............................... F-19
Statements of Cash Flows from January 1, 2003 through
   December 30, 2003 and for the year ended December 31, 2002.............. F-20
Notes to Financial Statements.............................................. F-21

                           SECURE LOGISTIX CORPORATION
Independent Auditors' Report............................................... F-28
Balance Sheet at November 24, 2003......................................... F-29
Statements of Operations from January 1, 2003 through
   November 24, 2003 and for the year ended December 31, 2002.............. F-30
Statement of Changes in Shareholders' Deficit from
   January 1, 2002 through November 24, 2003............................... F-31
Statements of Cash Flows from January 1, 2003 through
   November 24, 2003 and for the year ended December 31, 2002.............. F-32
Notes to Financial Statements.............................................. F-33

         Unaudited, Pro Forma Condensed, Combined Financial Information
Introduction............................................................... F-39
Pro Forma Condensed, Combined Statement of Operations
  (Unaudited) - for the year ended Decemeber 31, 2003...................... F-40
Notes to Pro Forma Condensed, Combined Financial Information............... F-40

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Manakoa Services Corporation:


We have audited the consolidated balance sheet of Manakoa Services Corporation and subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows, for the period from May 20, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manakoa Services Corporation and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the period from May 20, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered operating losses since inception and has a working capital deficit at December 31, 2003, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004
                                      F-2

                          MANAKOA SERVICES CORPORATION
                           Consolidated Balance Sheets


                                December 31, 2003

                                     Assets
Current assets:
   Cash                                                          $       5,442
                                                                --------------
               Total current assets                                      5,442

Property and equipment, net of accumulated depreciation
   of $91,542 (Note 3)                                                   8,883
Goodwill (Notes 1 and 7)                                                     -
                                                                --------------

                                                                 $      14,325
                                                                ==============

                      Liabilities and Shareholders' Deficit

Current liabilities:
     Current maturities on long-term debt (Note 2)               $     100,000
   Accounts payable                                                     97,573
   Notes payable, convertible (Note 5)                                 140,000
   Accrued interest on convertible notes (Note 5)                        1,568
   Indebtedness to related parties (Note 2)                            287,949
   Accrued employee compensation (Note 7)                              500,000
   Accrued interest (Note 2)                                               834
   Other accrued liabilities                                            23,000
                                                                --------------
               Total current liabilities                             1,150,924

Long-term debt:
   Note payable, less current maturities (Note 2)                      100,000
                                                                --------------
               Total liabilities                                     1,250,924
                                                                --------------

Shareholders' deficit (Notes 2, 6 and 7):
   Preferred stock, $.001 par value; 25,000,000 shares authorized,
      -0- shares issued and outstanding
   Common stock, $.001 par value; 200,000,000 shares authorized,
      27,853,783 shares issued and outstanding                          27,854
   Common stock subscriptions                                             (610)
   Outstanding stock awards - 175,000                                   25,400
   Additional paid-in capital                                        2,954,751
   Retained deficit                                                 (4,243,994)
                                                                --------------
               Total shareholders' deficit                          (1,236,599)
                                                                --------------

                                                                      $ 14,325
                                                                ==============

           See accompanying note to consolidated financial statements
                                      F-3

                          MANAKOA SERVICES CORPORATION
                      Consolidated Statement of Operations


               May 20, 2003 (Inception) Through December 31, 2003

Operating expenses:
   Stock-based compensation (Note 6):
      Software development services                              $     111,750
   Compensation                                                          7,813
   Research and development                                             77,083
   Loss on impairment of goodwill (Notes 1 and 7)                    4,035,502
   Other general and administrative cost                                10,985
                                                                --------------
         Total operating expenses                                    4,243,133
                                                                --------------
         Loss from operations                                       (4,243,133)

Interest expense                                                          (861)
                                                                --------------
         Loss before income taxes                                   (4,243,994)

Income tax provision (Note 4)                                                -
                                                                --------------
         Net loss                                                $  (4,243,994)
                                                                ==============

Basic and diluted loss per share                                 $       (0.28)
                                                                ==============

Weighted average common shares outstanding                          15,044,223
                                                                ==============

           See accompanying note to consolidated financial statements
                                      F-4

                          MANAKOA SERVICES CORPORATION
           Consolidated Statement of Changes in Shareholders' Deficit



                                             Common Stock        Common    Outstanding  Additional
                                          -------------------     Stock       Stock      Paid-in      Retained
                                           Shares   Par Value Subscriptions   Awards      Capial      Deficit      Total
                                          ------------------- ------------- ----------- ----------- ----------- ------------
Balance, May 20, 2003 (inception)                 - $       -  $          -  $        -  $        -  $        -  $         -

Common stock sold to officers,
   $.0001 per share (Note 2)             12,200,000    12,200         (610)           -     (10,980)          -          610
Common stock issued to acquire
   Secure Logistix Corporation (Note 7)   6,100,000     6,100             -           -   2,921,900           -    2,928,000
Common stock issued in exchange for
   software development services (Note 6) 1,000,000     1,000             -           -     479,000           -      480,000
Common stock issued to acquire EIDT
   in a reverse merger (Note 7)           8,553,783     8,554            -       25,400    (435,169)          -     (401,215)
Net loss                                          -         -             -           -           -  (4,243,994)  (4,243,994)
                                          ------------------- ------------- ----------- ----------- --------- -----------

Balance, December 31, 2003               27,853,783  $ 27,854  $     (610)   $   25,400 $ 2,954,751 $(4,243,994) $(1,236,599)
                                        =========== ========= ============= ======================= =========== ============

           See accompanying note to consolidated financial statements
                                      F-5

                         MANAKOA SERVICES CORPORATION
                      Consolidated Statement of Cash Flows

               May 20, 2003 (Inception) Through December 31, 2003

Cash flows from operating activities:
   Net loss                                                   $     (4,243,994)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Stock-based compensation (Note 6)                             111,750
         Loss on impairment of goodwill (Notes 1 and 7)              4,035,502
         Changes in operating assets and liabilities:
            Accounts payable                                             8,559
            Accrued employee compensation                               69,271
            Other accrued liabilities                                   18,290
                                                                --------------
               Net cash provided by
                 operating activities                                     (622)
                                                                --------------

Cash flows from investing activities:
   Cash acquired in Secure Logistix acquisition                            657
   Cash acquired in EIDT merger                                          4,797
                                                                --------------
               Net cash used in
                 investing activities                                    5,454
                                                                --------------

Cash flows from financing activities:
   Proceeds from sale of common stock                                      610
                                                                --------------
               Net cash provided by
                 financing activities                                      610
                                                                --------------

               Net change in cash                                        5,442

Cash, beginning of period                                                    -
                                                                --------------

Cash, end of period                                              $       5,442
                                                                ==============
Supplemental disclosure of cash flow information:
   Income taxes                                                  $           -
                                                                ==============
   Interest                                                      $           -
                                                                ==============
Non-cash financing activities:
   Common stock issued to acquire Secure
      Logistix Corporation (Note 7)                              $   2,928,000
                                                                ==============
Common stock issued to acquire Electronic
   Identification in reverse merger (Note 7)                     $   (401,215)
                                                                ==============


           See accompanying note to consolidated financial statements
                                      F-6

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Manakoa Services Corporation (the "Company" or "Manakoa") was incorporated under the laws of Washington on May 20, 2003. On November 25, 2003, the Company acquired Secure Logistix Corporation ("SLX") (see Note 5). On December 19, 2003, the Company entered into a Stock Purchase Agreement with Electronic Identification, Inc. ("EIDT") (see Note 7).

SLX operates as a consultant, developer and publisher of risk management and regulatory software-based solutions for corporate security and Federal regulatory compliance. SLX has worked with Federal agencies and private companies to define enhanced risk management and the effective corporate response to Federal regulations such as the Gramm Leach Bliley Act, Health Insurance Portability and Accountability Act, Sarbanes Oxley Act, and the USA Patriot Act.

Prior to the reverse merger on December 19, 2003, EIDT had been in the development stage with its principal business activities directed towards the development and marketing of electronic identification issuing and authentication systems to identify people in secure, convenient and cost effective ways.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered losses since inception and has a working capital deficit at December 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to seek additional funding to maintain its operations through debt and equity financing. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements for the period ended December 31, 2003 included in this report consolidate the activities of Manakoa Services Corporation and its wholly-owned subsidiary, Secure Logistix Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.


Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and
                                      F-7
liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2003.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over their estimated useful lives, estimated at 5 years, using the straight-line method.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Software Development Costs

Software development costs are recorded in accordance with Statement on Financial Accounting Standards ("SFAS") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software to be sold, leased, or otherwise marketed are expensed as incurred to research and development costs. Once technological feasibility is established, the cost of producing product masters for the software is capitalized. Capitalization of the software development costs ceases and amortization of the capitalized costs commences when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or
(b) the straight-line method over the remaining estimated economic life of the product.

Research and development costs totaled $77,083 for the period from May 20, 2003 (inception) through December 31, 2003. The Company has not capitalized any software development costs as of December 31, 2003.

Impairment of Software Development Costs

The Company will review software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are assessed for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset's carrying value over the fair value. The Company did not have any capitalized software development costs at December 31, 2003.


Goodwill

Goodwill consisted of an amount recorded with the acquisition of SLX on November 25, 2003, $4,035,502. In accordance with Statements of Financial Accounting Standards ("SFAS") No. 142, goodwill is not amortized but is tested for impairment at the end of each accounting period.
                                      F-8

Effective December 31, 2003, management determined that the above goodwill should be written off and recorded an asset impairment charge totaling $4,035,502 (see Note 7).

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Net loss per share

Basic earnings/loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At December 31, 2003, there was no variance between basic and diluted loss per share as all potentially dilutive common shares outstanding (including 175,000 common stock options) were anti-dilutive.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Fair value of financial instruments

The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.


Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.
                                      F-9

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying consolidated financial statements as the Company did not grant any employee stock options as of December 31, 2003.

New accounting pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated financial statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes we have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, our financial position or results of operations may be adversely impacted.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company has adopted Statement 149, but it did not have a material effect on its financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not use such instruments. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company has adopted Statement 150 and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations or cash flows.
                                      F-10

NOTE 2:  RELATED PARTY TRANSACTIONS

Indebtedness to related parties

As of December 31, 2003, the Company owed five shareholders a total of $81,674 for accrued salaries, accrued rent, and expenses paid on behalf of the Company. The $81,674 is included in the accompanying consolidated financial statements as "Indebtedness to related parties".

As part of its merger with EIDT (see Note 7), the Company acquired $206,275 in advances owed to two shareholders of the Company. The $206,275 is included in the accompanying consolidated financial statements as "Indebtedness to related parties".

As part of its acquisition of SLX (see Note 7), the Company acquired a $200,000 promissory note that is owed to a shareholder of the Company. The note carries a four percent interest rate and matures on March 31, 2006. Accrued interest on the note totaled $834 at December 31, 2003. Future maturities of the note are as follows:

Year ended December 31,
-----------------------

2004                                $    100,000
2005                                     100,000
                                   -------------
                                    $    200,000

Common stock sale

Following its formation in May 2003, the Company sold 12,200,000 shares of its no par value common stock to two officers for $1,220, or $.0001 per share.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

[Computer equipment                              $         82,363
Furniture and office equipment                             18,062
                                                 ----------------
                                                          100,425
Less accumulated depreciation                             (91,542)
                                                 ----------------
                                                 $          8,883
                                                 ================


All property and equipment was acquired in the EIDT reverse merger (see Note 7).

                                      F-11

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                          December 18,
                                                              2003
                                                        ----------------
U.S. federal statutory graduated rate                             30.58%
State income tax rate, net of federal benefit                      3.21%
Asset impairment                                                 -32.13%
Net operating loss for which no tax benefit
   is currently available                                         -1.66%
                                                        ----------------
                                     Effective rate                0.00%
                                                        ================


At December 31, 2003, deferred taxes consisted of a net tax asset of $70,450, due to operating loss carryforwards of $208,492, which was fully allowed for in the valuation allowance of $70,450. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the period from May 20, 2003 (inception) through December 31, 2003 was $70,450. The change in the valuation allowance for the period from May 20, 2003 (inception) through December 31, 2003 was also $70,450. Net operating loss carryforwards will expire through 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE 5:  CONVERTIBLE NOTES PAYABLE

As part of its merger with EIDT (see Note 7), the Company acquired $140,000 in convertible promissory notes. The notes carry a 10 percent interest and mature on November 10, 2004. The notes may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering, planned for 2004. Accrued interest payable on the notes totaled $1,568 at December 31, 2003.
                                      F-12

NOTE 6:  STOCKHOLDERS' EQUITY

On November 25, 2003, the Company issued 1,000,000 shares of it's no par value common stock to employees under the terms of the Company's stock purchase agreement with SLX. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.48 per share (following the December 19, 2003 merger with Electronic Identification, Inc. - see Note 7). Stock-based compensation expense totaling $480,000 was recognized as follows: $368,250 on the November 24, 2003 financials statements of SLX (prior to stock purchase agreement); and $111,750 on the Company's accompanying December 31, 2003 consolidated financial statements.

NOTE 7:  STOCK PURCHASE AGREEMENTS

Secure Logistix Corporation

On November 25, 2003, the Company entered into a Stock Purchase Agreement (the "Agreement") with SLX, a Colorado corporation. Under the terms of the Agreement, the Company agreed to acquire all of the issued and outstanding common stock of SLX in exchange for 6,100,000 shares of the Company's common stock and $300,000 cash. The results of SLX's operations have been included in the accompanying consolidated financials statements since that date.

The aggregate purchase price was $2,928,000, consisting of 6,100,000 shares of the Company's common stock with a publicly-traded market value of $.48 per share on the acquisition date (the $300,000 cash offsets liabilities assumed). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                November 25, 2003
Cash                            $             657
                                -----------------
Total assets acquired                         657
                                -----------------

Current liabilities                    (1,008,159)
Long-term debt                           (100,000)
                                -----------------
Total liabilities assumed              (1,108,159)
                                -----------------
Net liabilities acquired           $   (1,107,502)
                                =================

Goodwill recognized in the acquisition totaled $4,035,502, consisting of the amount the purchase price ($2,928,000) exceeds the fair value of the net liabilities acquired ($1,107,502).

Effective December 31, 2003, because SLX had incurred net losses since inception and the fair value of the net liabilities obtained in the SLX acquisition could not be objectively verified, management determined that the goodwill recorded as part of the SLX acquisition should be written off and the Company recorded an asset impairment charge totaling $4,035,502.

In addition to the above terms of the Stock Purchase Agreement, the Company issued 1,000,000 compensatory common stock options and agreed to pay $500,000 to the Company's employees and contractors as payment for 2003 services. The 1,000,000 options had an exercise price of $.0001 per share and vested on the grant date. Due to the nominal exercise price and compensatory nature of the options and the fact that the options were exercised prior to December 31, 2003, the transaction has been recorded as the issuance of 1,000,000 shares of the

                                      F-13

Company's common stock in exchange for services. The shares were valued at $.48 per share, or $480,000 (see Note 4), based on the market value of the Manakoa common stock on the transaction date (following the December 19, 2003 merger with Electronic Identification, Inc.). As of December 31, 2003, the accrued employee compensation totaled $500,000.

Electronic Identification, Inc.

On December 19, 2003, the Company entered into a Stock Purchase Agreement (the "Agreement") with Electronic Identification, Inc. ("EIDT"), a Nevada corporation. Under the terms of the Agreement, EIDT agreed to acquire all of the issued and outstanding common stock of the Company in exchange for 19,300,000 shares of EIDT's common stock. This acquisition has been treated as a recapitalization of Manakoa, with EIDT the legal surviving entity. Since EIDT had minimal assets and no operations, the recapitalization has been accounted for as the sale of 8,553,783 shares of Manakoa common stock for the net liabilities of EIDT. Costs of the transaction have been charged to the period. The recapitalization took place on December 19, 2003; however, the consolidated financial statements have been prepared as if the recapitalization took place on December 31, 2003.

                                      F-14

                   Electronic Identification, Inc. Financials

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Electronic Identification, Inc.:


We have audited the balance sheet of Electronic Identification, Inc. as of December 30, 2003, and the related statements of operations, changes in shareholder's equity, and cash flows, for the period from January 1, 2003 through December 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Electronic Identification, Inc. as of December 31, 2002, were audited by other auditors whose report dated May 23, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Identification, Inc. as of December 30, 2003, and the results of its operations and its cash flows for the period from January 1, 2003 through December 30, 2003 in conformity with accounting principles generally accepted in the United States of America.




Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004
                                      F-15

                        ELECTRONIC IDENTIFICATION, INC.
                                 Balance Sheets

                               December 30, 2003

Assets
Current assets:
   Cash                                                          $       4,797
                                                                --------------
         Total current assets                                            4,797

Property and equipment, net of accumulated depreciation
   of $91,542 (Note 3)                                                   8,883
                                                                --------------

                                                                 $      13,680
                                                                ==============

Liabilities and Shareholders' Deficit
Current liabilities:
   Accounts payable                                              $      36,036
   Indebtedness to related parties (Note 2)                            209,913
   Notes payable, convertible (Note 5)                                 140,000
   Accrued interest on convertible notes (Note 5)                        1,568
   Other accrued liabilities                                            27,378
                                                                --------------
         Total current liabilities                                     414,895
                                                                --------------

Shareholders' deficit (Note 6):
   Preferred stock, $001 par value; 25,000,000 shares authorized,
     -0- shares issued and outstanding                                       -
Common stock, $001 par value; 200,000,000 shares authorized,
      8,553,783 shares issued and outstanding                            8,554
Additional paid-in capital                                          15,563,027
Outstanding stock awards - 175,000                                      25,400
Retained deficit                                                   (15,998,196)
                                                                --------------
         Total shareholders' deficit                                  (401,215)
                                                                --------------

                                                                  $     13,680
                                                                ==============
                 See accompanying notes to financial statements
                                      F-17

                        ELECTRONIC IDENTIFICATION, INC.
                            Statements of Operations

                                                  January 1, 2003
                                                      Through     Year Ended
                                                    December 30,  December 31,
                                                        2003         2002
                                               --------------- ---------------
Operating expenses:
   Stock-based compensation (Note 6):
      Consulting services                       $        3,000  $      249,000
      Common stock options                              25,400               -
   General and administrative                          319,441          67,612
   Sales and marketing                                       -         144,830
   Depreciation and amortization                        13,963          14,540
   Gain on debt settlements                           (518,327)              -
                                               --------------- ---------------

         Total operating expenses                     (156,523)        475,982
                                               --------------- ---------------

         Income (loss) from operations                 156,523        (475,982)

Interest expense (Note 5)                               (1,568)              -
                                               --------------- ---------------

         Income (loss) before income taxes             154,955        (475,982)

Income tax provision (Note 4)
                                               --------------- ---------------

         Net income (loss)                      $      154,955  $     (475,982)
                                               =============== ===============

Basic and diluted income (loss) per share       $          004  $         (014)
                                               =============== ===============

Weighted average common shares outstanding           4,086,991       3,478,353
                                               =============== ===============


                 See accompanying notes to financial statements
                                      F-18

                        ELECTRONIC IDENTIFICATION, INC.
                 Statement of Changes in Stockholders' Deficit

                                          Preferred Stock       Common Stock      Additional  Outstanding
                                     ---------------------- ---------------------    Paid-in     Stock      Retained
                                        Shares    Par Value   Shares   Par Value    Capital     Awards      Deficit      Total
                                     ------------ --------- ---------- ---------- ----------- ----------- ------------ -----------
Balance, January 1, 2002                        - $       -  3,090,908 $    3,091 $14,991,911  $        - $(15,677,171) $ (682,169)

Common stock issued on the settlement
   of subscriptions received for common
   stock (Note 6)                               -         -     96,375         96         (96)          -            -           -
Common stock issued in exchange
   for services (Note 6)                        -         -    311,250        311     248,689           -            -     249,000
Common stock issued in exchange
   for debt (Note 6)                            -         -     43,750         44      34,956           -            -      35,000
Sale of convertible preferred stock
  (Note 6)                              4,000,000     4,000          -          -      36,000           -            -      40,000
Net loss                                        -         -          -          -           -           -     (475,980)   (475,980)
                                     ------------ --------- ---------- ---------- ----------- ----------- ------------ -----------

Balance, December 31, 2002              4,000,000     4,000  3,542,283      3,542  15,311,460           -  (16,153,151)   (834,149)

Sale of convertible preferred stock
  (Note 6)                              1,000,000     1,000         -           -       9,000           -            -      10,000
Common stock issued in exchange
   for services (Note 6)                        -         -     50,000         50       2,950           -            -       3,000
Common stock options granted (Note 6)           -         -          -          -           -      25,400            -      25,400
   Debt settlement with related party
  (Note 2)                                      -         -          -          -     147,849           -            -     147,849
Sale of common stock (Note 6)                   -         -    125,000        125       4,875           -            -       5,000
Conversion of preferred stock to
   common stock (Note 6)               (5,000,000)   (5,000)   500,000        500       4,500           -            -           -
Common stock issued in exchange
   for debt (Note 6)                            -         -  4,336,500      4,337      82,393           -            -      86,730
Net income                                      -         -          -          -           -           -      154,955     154,955
                                     ------------ --------- ---------- ---------- ----------- ----------- ------------ ----------
Balance, December 30, 2003                      - $      -   8,553,783  $   8,554 $15,563,027  $   25,400 $(15,998,196) $ (401,215)
                                     ============ ========= ========== ========== =========== =========== ============ ===========

                 See accompanying notes to financial statements
                                      F-19

                        ELECTRONIC IDENTIFICATION, INC.
                             Statement of Cash Flows

                                                   January 1,2003
                                                       Through     Year ended
                                                     December 30,  December 31,
                                                         2003         2002
                                                    ------------- -------------
Cash flows from operating activities:
   Net income (loss)                                 $    154,955  $   (475,980)
      Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
         Depreciation and amortization                     13,963        14,540
         Gain on debt settlements                        (518,327)            -
         Common stock issued as payment for expenses        3,000       249,000
         Common stock options granted                      25,400             -
         Changes in operating assets and liabilities:
            Accounts receivable                               418         3,248
            Accounts payable                              (64,879)       50,386
            Indebtedness to related parties               206,275       120,589
            Other accrued liabilities                      28,946             -
                                                    ------------- -------------
                  Net cash used in
                     operating activities                (150,249)      (38,217)
                                                    ------------- -------------

Cash flows from financing activities:
   Proceeds from sale of preferred stock (Note 6)          10,000        40,000
   Proceeds from sale of common stock (Note 6)              5,000             -
   Proceeds from issuance of convertible debt (Note 5)    140,000             -
   Repayment of short-term debt                                 -        (1,849)
                                                    ------------- -------------
                  Net cash provided by
                     financing activities                 155,000        38,151
                                                    ------------- -------------
                     Net change in cash                     4,751           (66)

Cash, beginning of period                                      46           112
                                                    ------------- -------------

Cash, end of period                                  $      4,797  $         46
                                                    ============= =============

Supplemental disclosure of cash flow information:
   Income taxes                                      $          -  $          -
                                                    ============= =============
   Interest                                          $          -  $          -
                                                    ============= =============

Non-cash investing and financing transactions:
   Common stock issued in debt conversion (Note 6)   $     86,730  $     35,000
                                                    ============= =============

                See accompanying notes to financial statements
                                      F-20

NOTE 1:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Electronic Identification, Inc. (the "Company" or "EIDT") was incorporated under the laws of Nevada on May 14, 1992. Effective December 31, 2003, the Company acquired Manakoa Services Corporation ("Manakoa") through a reverse merger (see
Note 7).

The Company's principal business activities have been directed towards the development and marketing of electronic identification issuing and authentication systems to identify people in secure, convenient and cost effective ways.

Summary of Significant Accounting Policies

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 30, 2003.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over their estimated useful lives, estimated at 5 years, using the straight-line method.

Upon retirement or disposition of equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.
                                      F-21

Net income/loss per share

Basic earnings/loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At December 31, 2003, there was no variance between basic and diluted loss per share as all potentially dilutive common shares outstanding (including 175,000 common stock options) were anti-dilutive.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Fair value of financial instruments

The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying consolidated financial statements as the Company did not grant any employee stock options as of December 30, 2003.

New accounting pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated financial statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the
                                      F-22
primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes we have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, our financial position or results of operations may be adversely impacted.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company has adopted Statement 149, but it did not have a material effect on its financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not use such instruments. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company has adopted Statement 150 and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations or cash flows.

NOTE 2:  RELATED PARTY TRANSACTIONS

As of December 30, 2003, the Company owed three shareholders a total of $209,913 for advances and expenses paid on behalf of the Company. The $209,913 is included in the accompanying consolidated financial statements as "Indebtedness to related parties".

During the period ended December 30, 2003, the Company settled debts with its shareholders and directors, which resulted in a gain of $147,849. The gain has been recorded as an increase to additional paid-in capital as the transactions occurred with related parties.
                                      F-23

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 30, 2003:

Computer equipment                                 $       82,363
Furniture and office equipment                             18,062
                                                 ----------------
                                                          100,425
Less accumulated depreciation.                            (91,542)
                                                 ----------------
                                                       $    8,883
                                                 ================

Depreciation expense totaled $12,001 and $12,056 for the period ended December 30, 2003 and the year ended December 31, 2002, respectively.

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                     December 18,
                                                         2003
                                                  ---------------
U.S. federal statutory graduated rate                      28.19%
State income tax rate, net of federal benefit               0.00%
Net operating loss for which no tax benefit
   is currently available                                 -28.19%
                                                  ---------------
                           Effective rate                   0.00%
                                                  ===============



As of December 30, 2003, all taxable income recognized by the Company was offset against prior year net operating loss carryforwards. In addition, all deferred tax assets have been fully allowed for in the valuation allowance.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

NOTE 5:  CONVERTIBLE NOTES PAYABLE

During October and November 2003, the Company issued convertible promissory notes in exchange for $140,000. The notes carry a 10 percent interest and mature on November 10, 2004. The notes may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering, planned for 2004. Interest expense on the notes totaled $1,568 at December 30, 2003.
                                      F-24

NOTE 6:  STOCKHOLDERS' EQUITY

Preferred stock

The Board of Directors of the Company authorized the classification and issuance of 5,000,000 shares of the Company's Preferred Stock as "Series A Convertible Preferred Stock", representing all of the authorized shares of the Company's Preferred Stock. The Series A Convertible Preferred Stock are voting, redeemable at the Company's option, 8% non-cumulative and have a $0.001 par value. Ten shares of Series A Convertible Preferred Stock are convertible into one share of common stock at the option of the holder. The purchase price of the preferred stock is $0.01 per share.

On October 25, 2002, November 7, 2002 and December 6, 2002, the Company received subscription agreements from Advanced Biometrics, Inc. ("ABI") for the acquisition of 4,000,000 shares of Series A Convertible Preferred Stock for total proceeds of $40,000.

On January 29, 2003, the Company received a subscription agreement from ABI for the acquisition of 1,000,000 shares of Series A Convertible Preferred Stock for total proceeds of $10,000.

During December 2003, all 5,000,000 shares of the Series A Convertible Preferred Stock were converted into 500,000 shares of the Company's common stock.

Common stock

Reverse stock split

On March 20, 2002, the Company completed a reverse split of its common stock on an 8 for 1 basis, such that every eight shares of common stock issued and outstanding immediately prior to the reverse split was changed into and constitute one share of fully paid common stock of the Company. Additionally, all outstanding options and warrants to acquire Company stock were adjusted and changed to account for the 8 to 1 reverse stock split. All share amounts have been retroactively adjusted for all periods presented.

Non-cash common stock issuances

During December 2003, the Company issued 4,336,500 shares of its common stock to settle debt with a fair value of $86,730.

During September 2003, the Company issued 50,000 shares of its common stock to a former director in exchange for consulting services. The market value of the common stock on the transaction date was $.06 per share. Stock-based compensation expense of $3,000 has been recognized in the accompanying financial statements for the period ended December 30, 2003.

During March 2002, the Company issued 311,250 shares of its common stock in exchange for consulting services. The transaction was recorded based on the fair value of the services provided. Stock-based compensation expense of $249,000 has been recognized in the accompanying financial statements for the year ended December 31, 2002.

During January 2002, the Company issued 43,750 shares of its common stock to settle debt with a fair value of $35,000.

During January 2002, the Company issued 96,375 shares of its common stock to settle common stock subscriptions.
                                      F-25

Common stock sales

During January 2003, the Company sold 125,000 shares of its common stock for total proceeds of $5,000, or $.04 per share.

Common stock awards

The following schedule summarizes the changes in the Company's stock awards:


                                    Awards Outstanding and Exercisable
                                  ------------------------------------------      Weighted Average
                                       Number of           Exercise Price           Exercise Price
                                         Shares               Per Share                Per Share
                                   ---------------------   ------------------    -------------------
Balance at January 1, 2002              1,078,125           $.80 to $3.60             $    1.81
   Options granted                              -              $0.00                  $       -
   Options exercised                            -              $0.00                  $       -
   Options cancelled/expired             (390,625)             $3.60                  $    3.60
                                   ---------------------                         -------------------


Balance at December 31, 2002              687,500              $0.80                  $    0.80
   Options and warrants granted           175,000           $.06 to $.10              $    0.07
   Options exercised                            -             $0.00                   $       -
   Options cancelled/expired..           (687,500)            $0.80                   $    0.80
                                   ---------------------                         -------------------

Balance at December 30, 2003              175,000            $.06 to $.10             $    0.07
                                   =====================

During the period ended December 30, 2003, the Company granted options to purchase 50,000 shares of the Company's common stock and warrants to purchase 125,000 shares. The exercise prices range from $.06 (125,000 shares) to $.10 (50,000 shares) and expire between January 27, 2005 and September 10, 2005. The Company determined the fair value of the awards in accordance with SFAS 123 and recorded stock-based compensation expense of $25,400 in the accompanying financial statements.

No options or warrants were granted to employees in 2003 or 2002; therefore, the Company did not have any related compensation expense during these periods. As a result, the Company had no difference in net loss and loss per share as reported and pro forma amounts as required by SFAS 123. The fair value for options granted in prior years was estimated at the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
                                      F-26

NOTE 7:  STOCK PURCHASE AGREEMENT

On December 19, 2003, EIDT entered into a Stock Purchase Agreement (the "Agreement") with Manakoa Services Corporation. ("Manakoa"), a Washington corporation. Under the terms of the Agreement, EIDT agreed to acquire all of the issued and outstanding common stock of Manakoa in exchange for 19,300,000 shares of EIDT's common stock. The acquisition has been treated as a reverse acquisition whereby EIDT is considered the legal surviving entity. Costs of the transaction have been charged to the period. The acquisition took place on December 19, 2003; however, the financial statements have been prepared as if the acquisition took place on December 31, 2003.

Secure Logistix Corporation - Financials

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder
Secure Logistix Corporation:


We have audited the balance sheets of Secure Logistix Corporation as of November 24, 2003 and December 31, 2002, and the related statements of operations, changes in shareholder's deficit, and cash flows, for the period from January 1, 2003 through November 24, 2003 and the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Logistix Corporation as of November 24, 2003 and December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2003 through November 24, 2003 and the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception and has a working capital deficit at November 24, 2003, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004

                          SECURE LOGISTIX CORPORATION
                                 Balance Sheet

                               November 24, 2003

                                     Assets
Current assets:
   Cash                                                           $         657
                                                                 ==============

                     Liabilities and Shareholder's Deficit
Current liabilities:
   Current maturities on long-term debt (Note 2)                  $     100,000
   Accounts payable                                                      54,994
   Indebtedness to related party (Note 2)                                48,642
   Accrued employee compensation (Note 4)                               430,729
   Accrued stock-based compensation (Note 4)                            368,250
   Accrued interest (Note 2)                                                 44
   Other accrued liabilities                                              5,500
                                                                 --------------
            Total current liabilities                                 1,008,159

Long-term debt:
   Note payable, less current maturities (Note 2)                       100,000
                                                                 --------------
            Total liabilities                                         1,108,159
                                                                 --------------
Shareholder's deficit (Note 2):
   Common stock, $01 par value; 10,000,000 shares
     authorized,10,000 and 10,000 shares issued and
     outstanding, respectively                                              100
   Additional paid-in capital                                            75,000
   Retained deficit                                                  (1,182,602)
                                                                 --------------
            Total shareholder's deficit                              (1,107,502)
                                                                 --------------
                                                                  $         657
                                                                 ==============

                 See accompanying notes to financial statement
                                      F-29

                          SECURE LOGISTIX CORPORATION
                            Statements of Operations

                                                     January 1,
                                                       2003
                                                      Through      Year Ended
                                                    November 24,   December 31,
                                                         2003         2002
                                                   -------------- -------------


Service revenue                                      $     34,000  $     55,625
                                                   -------------- -------------

Operating expenses:
   Cost of services                                        30,600        53,175
   Stock-based compensation (Note 4):
   Software development services                          368,250             -
   Compensation                                            67,187        75,000
   Research and development                               497,917        75,000
   Rent (Note 2)                                            3,100         3,000
   Other general and administrative costs                  81,633        17,321
                                                   -------------- -------------

            Total operating expenses                    1,048,687       223,496
                                                   -------------- -------------

            Loss from operations                       (1,014,687)     (167,871)

Interest expense (Note 2)                                     (44)            -
                                                   -------------- -------------

            Loss before income taxes                   (1,014,731)     (167,871)

Income tax provision (Note 3)                                   -             -
                                                   -------------- -------------

            Net loss                                $  (1,014,731) $   (167,871)
                                                   ============== =============


Basic and diluted loss per share                    $      (10147) $      (1679)
                                                   ============== =============

Weighted average common shares outstanding                 10,000        10,000
                                                   ============== =============


               See accompanying notes to financial statement
                                      F-30

                          SECURE LOGISTIX CORPORATION
                  Statement of Changes in Shareholders' Deficit

                                          Common Stock      Additional
                                      ---------------------   Paid-In    Retained
                                        Shares   Par Value    Capital     Deficit     Total
                                      ---------- ---------- ----------- ----------- ------------
Balance, January 1, 2002                       -  $       -  $       -   $        -  $         -

Common stock sold to an officer,
  $01 per share (Note 2)                  10,000        100           -           -          100
Management and administrative services
  contributed by an officer (Note 2)           -          -      75,000           -       75,000
Net loss                                       -          -           -    (167,871)    (167,871)
                                      ---------- ---------- ----------- ----------- ------------

Balance, December 31, 2002                10,000        100      75,000    (167,871)     (92,771)

Net loss                                       -          -           -  (1,014,731) ( 1,014,731)
                                      ---------- ---------- ----------- ----------- ------------

Balance, November 24, 2003                10,000  $     100  $   75,000 $(1,182,602) $(1,107,502)
                                      ========== ========== =========== =========== ============

               See accompanying notes to financial statement
                                      F-31

                          SECURE LOGISTIX CORPORATION
                            Statements of Cash Flows

                                                      January 1,
                                                        2003
                                                       Through     Year Ended
                                                     November 24,  December 31,
                                                         2003         2002
                                                    ------------- -------------
Cash flows from operating activities:
  Net loss                                           $ (1,014,731) $   (167,871)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Services contributed by an officer (Note 2)             -         75,000
       Changes in operating assets and liabilities:
         Accounts payable                                 212,631        91,005
         Accrued employee compensation                    430,729             -
         Accrued stock-based compensation                 368,250             -
         Other accrued liabilities                          2,794         2,750
                                                    ------------- -------------
            Net cash provided by
              operating activities                           (327)          884
                                                    ------------- -------------
Cash flows from financing activities:
   Proceeds from sale of common stock                           -           100
                                                    ------------- -------------
            Net cash provided by
              financing activities                              -           100
                                                    ------------- -------------

Net change in cash                                           (327)          984

Cash, beginning of period                                     984             -
                                                    ------------- -------------

Cash, end of period                                   $       657   $       984
                                                    ============= =============

Supplemental disclosure of cash flow information:

   Income taxes                                       $         -   $         -
                                                    ============= =============
   Interest                                           $         -   $         -
                                                    ============= =============

Non-cash financing activities:
   Promissory note issued as payment for
   accrued compensation (Note 2)                      $   200,000   $         -
                                                    ============= =============

                 See accompanying notes to financial statement
                                      F-32

                                November 24, 2003

NOTE 1:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Secure Logistix Corporation (the "Company") was incorporated under the laws of Colorado on November 21, 2001. The Company operates as a consultant, developer and publisher of risk management and regulatory software-based solutions for corporate security and Federal regulatory compliance. The Company has worked with Federal agencies and private companies to define enhanced risk management and the effective corporate response to Federal regulations such as the Gramm Leach Bliley Act, Health Insurance Portability and Accountability Act, Sarbanes Oxley Act, and the USA Patriot Act.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered significant losses since inception and has a working capital deficit at November 24, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Since the its inception, the president has accrued wages and paid expenses on behalf of the Company in an attempt to reduce the demand for working capital. There is no assurance that these practices will continue in the future. The Company plans to seek additional funding to maintain its operations through debt and equity financing. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 25, 2003, the Company entered into a Stock Purchase agreement with Manakoa Services Corporation (see Note 4).

Summary of Significant Accounting Policies

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at November 24, 2003.
                                      F-33

Software Development Costs

Software development costs are recorded in accordance with Statement on Financial Accounting Standards ("SFAS") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software to be sold, leased, or otherwise marketed are expensed as incurred to research and development costs. Once technological feasibility is established, the cost of producing product masters for the software is capitalized. Capitalization of the software development costs ceases and amortization of the capitalized costs commences when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or
(b) the straight-line method over the remaining estimated economic life of the product.

Research and development costs totaled $497,917 and $75,000 for the period from January 1, 2003 through November 24, 2003 and the year ended December 31, 2002, respectively. The Company has not capitalized any software development costs as of November 24, 2003.

Impairment of Software Development Costs

The Company will review software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are assessed for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset's carrying value over the fair value. The Company did not have any capitalized software development costs at November 24, 2003.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Revenue recognition

Service revenue is recognized after services are provided and collection is probable. Expenses are recognized when incurred. The Company did not make any sales of software products during the periods presented in the accompanying financial statements.

Fair value of financial instruments

The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.
                                      F-34

Net loss per share

Basic earnings/loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At November 24, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of November 24, 2003.

New accounting pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes it has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, our financial position or results of operations may be adversely impacted.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives.
                                      F-35

Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company has adopted Statement 149, but it did not have a material effect on its financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not use such instruments. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company has adopted Statement 150 and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations or cash flows.

NOTE 2:  RELATED PARTY TRANSACTIONS

Indebtedness to related party

Commencing January 1, 2002, the Company began accruing its president's salary due to a lack of working capital. During the year ended December 31, 2002, the president contributed half of the $150,000 salary, which is recorded as additional paid-in capital in the accompanying financial statements. As of November 24, 2003, the Company owed the president $209,375 for accrued salaries. On November 23, 2003, the Company issued a promissory note to the president as payment for $200,000 of the accrued salaries. The note carries a four percent interest rate and matures on March 31, 2006. Accrued interest on the note totaled $44 at November 24, 2003. Future maturities of the note are as follows:

Year ended December 31,
------------------------
2004                                    $  100,000
2005                                       100,000
                                       -----------
                                        $  200,000

In addition to the accrued salaries, the Company has accrued rent owed to the president and the president has paid expenses on behalf of the Company. Following is a summary of the amounts owed to the president, which are included in the accompanying financial statements as "Indebtedness to related party":
                                      F-36

Balance, January 1, 2002                            $           -
Salary (50% contributed in 2002)                           75,000
Rent                                                        3,000
Expenses paid on behalf of the Company                     10,013
Amount owed by president for stock purchase                  (100)
                                                   --------------

Balance, December 31, 2002                          $      87,913
                                                   ==============

Salary                                                    134,375
Rent                                                        3,000
Expenses paid on behalf of the Company                     24,354
Promissory note issued to president                      (200,000)
Payment made to president                                  (1,000)
                                                   --------------

Balance, November 24, 2003                          $      48,642
                                                   ==============

Common stock sale

On January 1, 2002,  the Company sold 10,000 shares of its $.01 par value common
stock  to  its  president  for  $100.   The  president  is  the  Company's  sole
shareholder.

NOTE 3:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                            November 24,  December 31,
                                              2003           2002
                                           ------------- -------------
US federal statutory graduated rate              34.00%        20.73%
State income tax rate, net of federal benefit     3.06%         3.67%
Contributed services                              0.00%       -10.90%
Net operating loss for which no tax benefit


is currently available                          -37.06%       -13.50%
                                           ------------- -------------
   Effective rate                                 0.00%         0.00%
                                           ============= =============

At November 24, 2003, deferred taxes consisted of a net tax asset of $398,681, due to operating loss carryforwards of $1,107,602, which was fully allowed for in the valuation allowance of $398,681. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the period from January 1, 2003 through November 24, 2003 and the year ended December 31, 2002 were $376,017 and $22,664, respectively. The change in the valuation allowance for the period from January 1, 2003 through November 24, 2003 and the year ended December 31, 2002 were also $376,017 and $22,664, respectively. Net operating loss carryforwards will expire through 2023.
                                      F-37

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE 4:  STOCK PURCHASE AGREEMENT

On November 25, 2003, the Company entered into a Stock Purchase Agreement (the "Agreement") with Manakoa Services Corporation ("Manakoa"), a Washington corporation. Under the terms of the Agreement, Manakoa agreed to acquire all of the Company's issued and outstanding common stock in exchange for 6,100,000 shares of its common stock and $300,000 cash. The transaction resulted in a change in control of the Company.

In addition to the above terms of the Stock Purchase Agreement, the Company issued 1,000,000 compensatory common stock options and agreed to pay $500,000 to the Company's employees and contractors as payment for 2003 services. The 1,000,000 options had an exercise price of $.0001 per share and vested on the grant date. Due to the nominal exercise price and compensatory nature of the options and the fact that the options were exercised prior to December 31, 2003, the transaction has been recorded as the issuance of 1,000,000 shares of the Company's common stock in exchange for services. The shares were valued at $.48 per share, or $480,000 (see Note 4), based on the market value of the Manakoa common stock on the transaction date (following the December 19, 2003 merger with Electronic Identification, Inc.). As of November 24, 2003, the accrued employee compensation and accrued stock compensation totaled $430,729 and $368,250, respectively.

NOTE 5:  CONCENTRATION OF CREDIT RISK

During the period from January 1, 2003 through November 24, 2003 and the year ended December 31, 2002, the Company had two customers (one in each year) that made up 100 percent of the Company's sales.

                          MANAKOA SERVICES CORPORATION
              Pro Forma Condensed, Combined Financial Information
                                  (Unaudited)


The following unaudited Pro Forma Condensed, Combined Statement of Operations give effect to (1) the merger of Manakoa Services Corporation ("Manakoa") and Electronic Identification, Inc. ("EIDT") and (2) the acquisition of Secure Logistix Corporation ("SLX") by Manakoa, which resulted in SLX becoming Manakoa's wholly-owned subsidiary, for the year ended December 31, 2003.

The unaudited Pro Forma Condensed, Combined Statement of Operations is presented as if the merger and acquisition occurred at the beginning of the period presented. Manakoa is the surviving entity.

The unaudited Pro Forma Condensed, Combined Statement of Operations should be read in conjunction with the notes to the unaudited Pro Forma Condensed, Combined Statement of Operations and the separate audited financial statements and notes thereto of each of the companies included in the pro forma as of their respective balance sheet dates and for the year ended December 31, 2003 for Manakoa, the period ended December 30, 2003 for EIDT, and the period ended November 24, 2003 for SLX.

The unaudited Pro Forma Condensed, Combined Statement of Operations has been prepared for informational purposes only and does not purport to be indicative of the results of operations that actually would have occurred if the merger and acquisition had been consummated at the beginning of the period presented, nor of results to be expected in the future. Furthermore, the unaudited Pro Forma Condensed Statement of Operations does not reflect changes that may have occurred as the result of post-acquisition activities and other matters.
                                      F-39

              PRO FORMA CONDENSED, COMBINED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      For the Year Ended December 31, 2003

                                                                         Pro Forma
                                                                  ---------------------------
                             Manakoa       EIDT           SLX      Adjustments    Combined
                           ------------- ----------- ------------- ----------- --------------
Service revenue             $          -  $        -  $     34,000  $        -  $      34,000
                           ------------- ----------- ------------- ----------- --------------
Costs of services                      -           -        30,600           -         30,600

Stock-based compensation         111,750      28,400       368,250           -        508,400

General and administrative        18,798     333,404       151,920           -        504,122

Research and development          77,083           -       497,917           -        575,000

Asset impairment               4,035,502           -             -           -      4,035,502

Gain on debt settlements               -    (518,327)            -           -       (518,327)

Interest expense                     861       1,568            44           -          2,473
                           ------------- ----------- ------------- ----------- --------------

Net income (loss)           $ (4,243,994) $ 154,955   $ (1,014,731) $        -   $ (5,103,770)
                           ============= =========== ============= =========== ===============
Net income (loss) per share,
  basic and diluted          $      (028) $      004 $      (10147) $   (7574) A $       (018)
                           ============= =========== ============= =========== ===============
Basic and diluted weighted
  average common shares
  outstanding                 15,044,223   4,086,991        10,000   8,712,569 A   27,853,783
                           ============= =========== ============= =========== ===============

EIDT Merger

On December 19, 2003, Manakoa entered into a Stock Purchase Agreement with EIDT, a Nevada corporation. Under the terms of the Agreement, EIDT agreed to acquire all of the issued and outstanding common stock of Manakoa in exchange for 19,300,000 shares of EIDT's common stock. This acquisition has been treated as a recapitalization of Manakoa, with EIDT the legal surviving entity. Since EIDT had minimal assets and no operations, the recapitalization has been accounted for as the sale of 8,553,783 shares of Manakoa common stock for the net liabilities of EIDT. Costs of the transaction have been charged to the period. The recapitalization took place on December 19, 2003; however, the audited financial statements have been prepared as if the recapitalization took place on December 31, 2003.

SLX Acquisition

On November 25, 2003, Manakoa entered into a Stock Purchase Agreement with SLX, a Colorado corporation. Under the terms of the Agreement, Manakoa agreed to acquire all of the issued and outstanding common stock of SLX in exchange for 6,100,000 shares of Manakoa's common stock and $300,000 cash. The results of SLX's operations have been included in Manakoa's consolidated financials statements since that date.
                                      F-40

Adjustments

1. To increase weighted average common shares outstanding to reflect the shares issued in the EIDT merger and SLX acquisition as if the transactions occurred at the beginning of the year.
                                      F-40