Form 10QSB
period 2004-03-31
MANAKOA SERVICES CORP
filed 2004-05-17
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Fiscal Quarter Ending March 31, 2004

                           MANAKOA SERVICES CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as it appears in its charter)

                                    000-27365
                            ------------------------
                            (Commission File Number)

           Nevada                                           88-0440528
--------------------------------------------------------------------------------
  (State or jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                          Identification No.)

             7203 W. Deschutes Avenue, Suite B, Kennewick, WA 99336
          ------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (509) 736-7000
                          ---------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

At the end of the quarter ending March 31, 2004, there were 27,853,783 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                               TABLE OF CONTENTS
                                -----------------
ITEM I                                                                      Page

PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS ............................................  3
       BALANCE SHEET .......................................................  3
       STATEMENTS OF OPERATIONS ............................................  4
       STATEMENTS OF CASH FLOWS ............................................  5
       NOTES TO AUDITED FINANCIAL STATEMENTS ...............................  6

   Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION ........................................  7
       PLAN OF OPERATION ...................................................  7
       OFF-BALANCE SHEET ARRANGEMENTS ......................................  7
       CONTROLS AND PROCEDURES .............................................  8

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS ...............................................  9
   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................  9
   Item 3. DEFAULTS UPON SENIOR SECURITIES .................................  9
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  9
   Item 5. OTHER INFORMATION ...............................................  9
   Item 6. EXHIBITS AND REPORTS ON FORM 8-K ................................  9

SIGNATURES .................................................................  9

CERTIFICATIONS ............................................................. 10

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 2004

Assets
Current assets:
        Cash                                                         $  166,829
                                                                     -----------
                Total current assets                                    166,829

Property and equipment, net                                          $    9,200
                                                                     -----------
                                                                     $  176,029
                                                                     ===========

Liabilities and Shareholders' Deficit
Current liabilities:
        Current maturities on long-term debt (Note 2)                $  100,000
        Accounts payable                                                152,480
        Notes payable, convertible (Note 4)                             631,500
        Accrued interest on convertible notes (Note 4)                   11,179
        Indebtedness to related parties (Note 2)                        272,734
        Accrued employee compensation.                                  500,000
        Accrued interest (Note 2)                                         2,834
        Other accrued liabilities                                        23,000
                                                                     -----------
                Total current liabilities                            $1,693,727

Long-term debt:
        Note payable to officer, less current maturities (Note 2)    $   75,000
                                                                     -----------
                Total liabilities                                    $1,768,727
                                                                     ===========
Shareholders' deficit:
        Preferred stock, -0- shares issued and outstanding           $        -
        Common stock, 27,853,783 shares issued and outstanding           27,854
        Common stock subscriptions                                         (610)
        Outstanding stock awards - 175,000                               25,400
        Additional paid-in capital                                    2,954,751
        Retained deficit                                             (4,600,093)
                                                                     -----------
                Total shareholders' deficit                          (1,592,698)
                                                                     -----------
                                                                     $  176,029
                                                                     ===========

See accompanying notes to condensed comsolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                                                  March 20,2003
                                                   Three Months    (Inception)
                                                      Ended          Through
                                                     March 31,       March 31
                                                      2004 *           2004
                                                   ------------   -------------
Operating expenses:
        Stock-based compensation:
        Software development services              $          -    $    111,750
        Compensation                                     68,500          76,313
        Research and development                         56,666         133,749
        Loss on impairment of goodwill                        -       4,035,502
        Other general and administrative costs          219,322         230,307
                                                   ------------   -------------
                    Total operating expenses            344,488       4,587,621
                                                   ------------   -------------
                    Loss from operations               (344,488)     (4,587,621)

Interest expense                                        (11,611)        (12,472)
                                                   ------------   -------------
                    Loss before income taxes          (356,099)      (4,600,093)

Income tax provision (Note 3)                                 -              -
                                                   ------------   -------------
                    Net loss                       $   (356,099)  $  (4,600,093)
                                                   ============   =============
Basic and diluted loss per share                   $      (0.01)
                                                   ============
Weighted average common shares outstanding         $ 27,853,783
                                                   ============

 * Manakoa was incorporated on May 20,2003. As a result, there is no comparative financial information for the three months ended March 31, 2003.

See accompanying noted to condensed comsolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                         (A Development stage Comapany)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   May 20, 2003
                                                   Three Months    (Inception)
                                                      Ended          Through
                                                     March 31,       March 31,
                                                       2004 *          2004
                                                   ------------   -------------
         Net cash (used in)
             operating  activities                $   ( 302,676)  $    (303,298)

                                                   ------------   --------------
Cash flows from investing activities:
Equipment  purchases.                                    (2,437)         (2,437)
Cash acquired in Secure Logistix acquisition.                 -             657
Cash acquired in EIDT merger                                  -           4,797
          Net cash (used in ) provided by
             investing activities                        (2,437)          3,017
                                                   ------------   --------------

Cash flows from financing activities:
Proceeds from issuance of convertibledebt (Note 4)      491,500         491,500
Principal payments on promissory note (Note 2)          (25,000)        (25,000)
Proceeds from sale of common stock                            -             610
                                                   ------------   --------------
          Net cash provided by
             financing  activities.                     466,500         467,110

             Net change in cash                         161,387         166,829

Cash, beginning of period.                                5,442               -
                                                   ------------   --------------
Cash, end of period                                $    166,829   $     166,829
                                                   ============   ==============
Supplemental disclosure of cash flow information:

Income taxes                                       $          -   $           -
                                                   ============   ==============
Interest                                           $          -   $           -
                                                   ============   ==============
Non-cash financing activities:
Common stock issued to acquire Secure
Logistix Corporation.                              $          -   $   2,928,000
                                                   ============   ==============
Common stock issued to acquire Electronic
Identification in reverse merger                   $          -   $    (401,215)
                                                   ===========   ==============

* Manakoa was incorporated on May 20,2003. As a result, there is no comparative financial information for the three months ended March 31, 2003.

See accompanying  notes to condensed comsolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation
------------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2003, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related party transactions
-----------------------------------

As of December 31, 2003, the Company owed officers and shareholders a total of $287,949 for working capital advances, accrued salaries, accrued rent, and expenses paid on behalf of the Company. During the three months ended March 31, 2004, the Company repaid $15,215, reducing the balance to $272,734. The $272,744 is included in the accompanying condensed consolidated financial statements as "Indebtedness to related parties".

As part of its November 2003 acquisition of Secure Logistix Corporation, the Company acquired a $200,000 promissory note that is owed to an officer of the Company. The note carries a four percent interest rate and matures on March 31, 2006. During the three months ended March 31, 2004, the Company repaid $25,000 against the note reducing the balance to $175,000. Accrued interest on the note totaled $2,834 at March 31, 2004.

Note 3:  Income taxes
---------------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Convertible notes payable
----------------------------------

As part of December 31, 2003, the Company had issued $140,000 in convertible promissory notes. During the three months ended March 31, 2004, the Company issued an additional $491,500 in convertible promissory notes, increasing the total balance owed on the notes to $631,500. The notes are one year notes, carry a 10 percent interest rate and begin maturing on November 10, 2004. All of the notes through December 31, 2003 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering, planned for 2004. Notes after December 31, 2003 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of the per unit price established in the Company's private stock offering, planned for 2004. Accrued interest payable on the notes totaled $11,179 at March 31, 2004.

Item 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION

PLAN OF OPERATION

The Company's only operations during this quarter consisted of (i) reorganizational activities related to the acquisition of Secure Logistix Corporation (SLC) in November 2003 (ii) research, design and product development
(iii) capital raising activities and (iv) the addition of employees and consultants.

The Company  generated $0 in revenue  during the period  covered by this Report.
Net losses for the Quarter ending March 31, 2004, of $356,099 primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. The company had total assets of $176,029 and total current liabilities of $1,693,727. The The Company had $166,829 in cash and no off-balance sheet arrangements to report.

The Company expects to continue to incur losses at least through fiscal year 2004, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Cash requirements

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

- ------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------

Summary of Product Research

Manakoa is positioned to enter the multi-billion dollar security, risk management and regulatory compliance marketplace and is working to develop a software platform that can greatly reduce consulting hours and time-to compliance through sustainable, repeatable technology. The Company is involved in research, design and product prototyping. The current schedule assumes a third quarter release of alpha level computer code for testing with select partners and end users. A beta version is targeted for the fourth quarter with the release of version 1.0 in late 2004 or early 2005.

Expected Sale or Purchase of Significant Plant & Equipment

The Company foresees no expected purchase or sale of plant or related facilities at this time.

Significant Changes in Number of Employees

The Company began its planned expansion of employees and currently has 6 full time employees, 3 part time employees and several contractors. This number is anticipated to increase by 24 (employees and consultants) over the next 12 months.

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

Item 3 CONTOLS &  PROCEDURES

Our  principal  executive  officer  and  principal
financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
NONE.

Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K

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

Manakoa Services Corporation


By: /s/ Brad Partridge                                           05/14/2004
    -------------------                                         -------------
Name:   Brad Partridge                                              (Date)
Title:  President

                                  EXHIBIT 31.1
                              OFFICER'S CERTIFICATE
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES OXLEY ACT OF 2002

I, Brad Partridge, certify that:

     I, Brad Partridge, President and C.E.O. of Manakoa Services Corporation, certify that:

1. I have reviewed this Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

     c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2004                              By: /s/ Brad Partridge
                                                    ---------------------------
                                                    Brad Partridge
                                                    President and C.E.O.
                                                   (Principle Executive Officer)

                                  EXHIBIT 31.2


                              OFFICER'S CERTIFICATE
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES OXLEY ACT OF 2002

I, James C. Katzaroff, certify that:

I, James C. Katzaroff, Executive Vice President and Acting Treasurer of Manakoa Services Corporation, certify that:

1. I have reviewed this Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

     c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2004                             By: /s/ James C. Katzaroff
                                                   ----------------------------
                                                   James C. Katzaroff
                                                   EVP & Acting Treasurer
                                                   (Principle Financial Officer)

                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brad Partridge, President and C.E.O. of the company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 14, 2004                              By: /s/ Brad Partridge
                                                    ----------------------------
                                                    Brad Partridge
                                                    President and C.E.O.
                                                   (Principle Executive Officer)

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Manakoa Services Corporation and will be retained by Manakoa Services Corporation, and furnished to the Securities and Exchange Commission or its staff upon request.

                                EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James C Katzaroff, EVP & Acting Treasurer of the company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: May 14, 2004                             By: /s/ James C. Katzaroff
                                                    ----------------------------
                                                    James C. Katzaroff
                                                    EVP & Acting Treasurer
                                                   (Principle Financial Officer)

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Manakoa Services Corporation and will be retained by Manakoa Services Corporation, and furnished to the Securities and Exchange Commission or its staff upon request.