Form 10QSB
period 2004-06-30
MANAKOA SERVICES CORP
filed 2004-08-16
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Quarter Ending June 30, 2004


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending June 30, 2004, there were 29,398,783 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS
                         ------------------------------

ITEM I                                                                     Page

PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS .............................................. 3
       BALANCE SHEET ......................................................... 3
       STATEMENTS OF OPERATIONS .............................................. 4
       STATEMENTS OF CASH FLOWS .............................................. 5
       NOTES TO AUDITED FINANCIAL STATEMENTS ................................. 6

   Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION .......................................... 8
       PLAN OF OPERATION ..................................................... 8
       OFF-BALANCE SHEET ARRANGEMENTS ........................................ 8
       CONTROLS AND PROCEDURES ............................................... 9

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS ................................................ 11
   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................... 11
   Item 3. DEFAULTS UPON SENIOR SECURITIES .................................. 11
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 11
   Item 5. OTHER INFORMATION ................................................ 11
   Item 6. EXHIBITS AND REPORTS ON FORM 8-K ................................. 12

SIGNATURES .................................................................. 12

CERTIFICATIONS .............................................................. 13

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)
                                 June 30, 2004

                                     Assets
Current assets:
   Cash                                                            $    268,131
   Prepaid consulting services (Note 5)                                 593,667
   Prepaid insurance                                                     20,531
                                                                  -------------
           Total current assets                                         882,329

Property and equipment, net                                               9,914
                                                                  -------------
                                                                   $    892,243
                                                                  =============

                      Liabilities and Shareholders' Deficit

Current liabilities:
   Current maturities on long-term debt (Note 2)                   $    100,000
   Accounts payable                                                     177,187
   Notes payable, convertible (Note 4)                                1,081,090
   Accrued interest on convertible notes (Note 4                         27,708
   Indebtedness to related parties (Note 2)                             273,418
   Accrued employee compensation                                        500,000
   Accrued interest (Note 2)                                              4,584
   Other accrued liabilities                                            108,531
                                                                  -------------
           Total current liabilities                                  2,272,518


Long-term debt:
   Note payable to officer, less current maturities (Note 2)             75,000
                                                                  -------------
           Total liabilities                                          2,347,518
                                                                  -------------

Shareholders' deficit (Note 5):
   Preferred stock, -0- shares issued and outstanding                        --
   Common stock, 29,398,783 shares issued and outstanding                29,399
   Outstanding stock awards - 175,000                                    25,400
   Additional paid-in capital                                         3,749,206
   Retained deficit                                                 (5,259,280)
                                                                  -------------
           Total shareholders' deficit                               (1,455,275)
                                                                  -------------
                                                                   $    892,243
                                                                  =============

      See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                                           May 20, 2003   May 20, 2003
                                            Three Months    Six Months     (Inception)    (Inception)
                                                Ended          Ended         Through         Through
                                               June 30,       June 30,       June 30,        March 31,
                                                 2004           2004           2003            2004
                                            -------------- -------------- -------------- --------------
Operating expenses:
   Stock-based compensation (Note 5):
      Software research and development      $      67,500  $      67,500  $          --  $     179,250
      Consulting                                    59,833         59,833             --         59,833
      Investor relations                            75,000         75,000             --         75,000
   Salary and payroll taxes                         95,399        163,899             --        171,712
   Research and development                             --         56,666             --        133,749
   Loss on impairment of goodwill                       --             --             --      4,035,502
   Other general and administrative                343,176        562,498          1,129        573,483
                                            -------------- -------------- -------------- --------------

           Total operating expenses                640,908        985,396          1,129      5,228,529
                                            -------------- -------------- -------------- --------------
           Loss from operations                   (640,908)      (985,396)        (1,129)    (5,228,529)

Interest expense...                                (18,279)       (29,890)            --        (30,751)
                                            -------------- -------------- -------------- --------------

           Loss before income taxes               (659,187)    (1,015,286)        (1,129)    (5,259,280)

Income tax provision (Note 3)                           --             --             --             --
                                            -------------- -------------- -------------- --------------

           Ne loss                           $    (659,187) $  (1,015,286) $      (1,129) $  (5,259,280)
                                            ============== ============== ================ ============

Basic and diluted loss per share             $        (002) $        (004) $        (000)
                                            ============== ============== ================

Weighted average common shares outstanding      28,900,450     28,377,116     12,200,000
                                            ============== ============== ================

      See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)


                                            Common Stock         Common     Outstanding  Additional
                                     -----------------------     Stock         Stock      Paid-in     Retained
                                        Shares    Par Value  Subscriptions     Awards      Capial      Deficit         Total
                                     ----------- -----------   ------------ ------------ ----------- ----------- -------------
Balance, January 1, 2004              27,853,783 $    27,854 $         (610) $    25,400 $ 2,954,751 $(4,243,994) $ (1,236,599)

Receipt of stock subscription                 --          --            610           --          --          --           610
Common stock issued in exchange for
    services (Note 5)                  1,545,000       1,545             --           --     794,455          --       796,000
Net loss                                      --          --             --           --          --  (1,015,286)   (1,015,286)
                                     ----------- -----------   ------------ ------------ ----------- ----------- -------------

Balance, December 31, 2003            29,398,783 $    29,399 $           --  $    25,400 $ 3,749,206 $(5,259,280)$  (1,455,275)
                                     =========== =========== ============== ============ =========== =========== =============

      See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                    May 20, 2003  May 20, 2003
                                                         Six Months  (Inception)   (Inception)
                                                           Ended       Through       Through
                                                          June 30,     June 30,      June 30,
                                                            2004         2003          2004
                                                      -------------- ----------- --------------
           Net cash (used in)
             operating activities.                     $    (648,667) $       --  $    (649,289)
                                                      -------------- ----------- --------------

Cash flows from investing activities:
   Equipment purchases...                                     (5,344)         --         (5,344)
   Cash acquired in Secure Logistix acquisition...                --          --            657
   Cash acquired in EIDT merger...                                --          --          4,797
                                                      -------------- ----------- --------------
           Net cash (used in) provided by
             investing activities                             (5,344)         --            110
                                                      -------------- ----------- --------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt (Note 4)       941,090          --        941,090
   Principal payments on promissory note (Note 2)            (25,000)         --        (25,000)
   Proceeds from sale of common stock                            610          --          1,220
                                                      -------------- ----------- --------------
           Net cash provided by
             financing activities                            916,700          --        917,310
                                                      -------------- ----------- --------------

           Net change in cash                                262,689          --        268,131

Cash, beginning of period                                      5,442          --             --
                                                      -------------- ----------- --------------

Cash, end of period                                    $     268,131  $       --  $     268,131
                                                      ============== =========== ==============

Supplemental disclosure of cash flow information:
   Income taxes                                        $          --  $       --  $          --
                                                      ============== =========== ==============
   Interest                                            $          --  $       --  $          --
                                                      ============== =========== ==============

Non-cash financing activities:
   Common stock issued to acquire Secure
      Logistix Corporation                             $          --  $       --  $   2,928,000
                                                      ============== ========== ===============
   Common stock issued to acquire Electronic
      Identification in reverse merger...              $          --  $       --  $    (401,215)
                                                      ============== =========== ==============

      See accompanying notes to condensed consolidated financial statements

Note 1:  Basis of presentation

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

Note 2:  Related party transactions

As of December 31, 2003, the Company owed officers and shareholders a total of $287,949 for working capital advances, accrued salaries, accrued rent, and expenses paid on behalf of the Company. During the six months ended June 30, 2004, the Company incurred an additional $684 and repaid $15,215, reducing the balance to $273,418. This balance is included in the accompanying condensed consolidated financial statements as "Indebtedness to related parties".

As part of its November 2003 acquisition of Secure Logistix Corporation, the Company acquired a $200,000 promissory note that is owed to an officer of the Company. The note carries a four percent interest rate and matures on March 31, 2006. During the six months ended June 30, 2004, the Company repaid $25,000 against the note reducing the balance to $175,000. Accrued interest on the note totaled $4,584 at June 30, 2004.

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Convertible notes payable

As of December 31, 2003, the Company had issued $140,000 in convertible promissory notes. During the six months ended June 30, 2004, the Company issued an additional $941,090 in convertible promissory notes, increasing the total balance owed on the notes to $1,081,090. The notes carry a 10 percent interest rate and mature one year from the date of the note. The $140,000 in notes issued in 2003 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering, planned for 2004. The remaining $941,090 of notes issued in 2004 may be converted into the Company's common stock, at the debt holder's discretion, at a rate equal to the unit price in the planned 2004 stock offering. Accrued interest payable on the notes totaled $27,708 at June 30, 2004.

Note 5:  Shareholders' deficit

During the three months ended June 30, 2004, the Company issued 1,545,000 shares of its restricted common stock in exchange for investor relations and business consulting service contracts. The common stock was valued at the traded market value of the stock on the transaction date. Stock-based compensation expense of $202,333 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2004. The remaining $593,667 was recorded as prepaid consulting services.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

The Company's only operations during this quarter consisted of (i) research, design and product development (ii) capital raising activities and (iii) the addition of employees and consultants (iv) entering into an agreement with UTEK Corporation to identify technologies and subsequent negotiations to license a technology.

Off-balance sheet arrangements

The Company generated no revenue during the period covered by this Report. Net losses for the quarter ending June 30, 2004 of $659,187 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At June 30, 2004, the company had total assets of $892,243 and total current liabilities of $2,272,518. The Company had $268,131 in cash at June 30, 2004 and no off-balance sheet arrangements to report.

The Company expects to continue to incur losses at least through fiscal year 2004, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Cash requirements

The Company will need to raise additional funds in the next twelve months to satisfy its cash requirements. The Company is currently seeking to raise $2 million in a private placement of securities and intends to seek an additional $8 million in public offering of securities. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that these financings, or other sources of additional funding, will be essential for the Company to satisfy its cash requirements for more than approximately eighteen months. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to obtain financing sooner than anticipated, seek further additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness.

The Company envisions a requirement for two rounds of funding. Initially, it is expected that the Company will raise $2.0 million in a private placement in order to accelerate the development and market entry for its compliance solutions and provide general administrative expenses. A second round of public financing will be sought for $8 million to advance market penetration and support second-generation product development. The Company currently has no commitments or understandings for these or any other additional financings and there can be no assurance that any additional financing will be available to the Company.

Cash requirements - continued

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
--------------------------------------------------------------------------------


Summary of Product Research

Manakoa is attempting to position itself to enter the security, risk management and regulatory compliance marketplace and is working to develop a software platform that can greatly reduce consulting hours and time-to-compliance through sustainable, repeatable technology. The Company is involved in research, design and product prototyping.

The company announced to a small number of prospective partners and customers the availability of a product prototype for its risk management and regulatory compliance platform in July 2004. The current schedule assumes a third quarter release of alpha level computer code for testing with select partners and end users. A beta version is targeted for the fourth quarter with the release of version 1.0 in late 2004 or early 2005.

Expected Sale or Purchase of Significant Plant & Equipment

The Company foresees no expected purchase or sale of plant or related facilities at this time.

Significant Changes in Number of Employees

The Company began its planned expansion of employees and currently has 9 full time employees and several contractors. This number is anticipated to increase by 24 (employees and consultants) over the next 12 months.


Item 3 CONTROLS & PROCEDURES

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. LEGAL PROCEEDINGS.
None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.

Organizational, Board, By-Laws and Operational Changes

After serving the Company through an important transitional period, Brad Partridge, President, opted to pursue other business endeavors and resigned as both an officer and director of the company. Dr. G. Robert Williams was appointed to the position of Chief Executive Officer and James C. Katzaroff to the position of President and Interim Chief Financial Officer.

The Board decided the Company could benefit from an increase in the number of directors and unanimously approved the addition to two new board positions, the term being one year, until the next annual meeting of shareholders, raising the number of directors from 3 to 5.

Dr. G. Robert Williams was designated to fill the vacant directorship created by the resignation of Brad Partridge, and James C. Katzaroff and Dr. James Riviere were designated to fill the vacant directorships created by the enlargement of the Board of Directors. All will serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Admiral Stuart Platt was confirmed as Chairman of the Board.

The Board of Directors designated two committees to facilitate the conduct of company business: an Audit Committee and a Compensation Committee. Dr. James Riviere was designated as Chair of the Audit Committee. Admiral Stuart Platt was designated as Chair of the Compensation Committee.

Authorization of Vote to Amend By-Laws took place with the following approved changes: Article III, Section 14 and Article V, Section 6 regarding Director and Officer Age Limitation was removed, effective immediately. Article V, Section 1 regarding Positions was modified to include the position of Chief Executive Officer effective June 1, 2004.

New Operations were established for developmental and business operations in Boulder, Colorado and Redmond, Washington.

Agreements

The Company entered into an agreement with UTEK Corporation to identify and license technology from universities, national laboratories and similar institutions. Active negotiations on the first of such technologies are underway.

The Company engaged the services of The Investor  Relations  Group,  Inc. (IRG),
New  York,   NY  to  assist  with  the  overall   management  of  the  corporate
communications program.

The Company also engaged the services of Aware Capital Consultants, Inc., New York, NY an independent financial consultant, engaged in financial consulting and marketing.

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

Manakoa Services Corporation


By: /s/ G. Robert Williams                           08/14/2004
    -----------------------------                    --------------
Name:   G. Robert Williams                              (Date)
Title:  Chief Executive Officer

                                  EXHIBIT 31.1
                              OFFICER'S CERTIFICATE
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES OXLEY ACT OF 2002


I, G. Robert Williams, Chief Executive Officer of Manakoa Services Corporation, certify that:

1. I have reviewed this Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report");

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

Date: August 14, 2004                By: /s/ G. Robert Williams
                                         ---------------------------
                                             G. Robert Williams
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                  EXHIBIT 31.2
                              OFFICER'S CERTIFICATE
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES OXLEY ACT OF 2002

I, James C. Katzaroff, President and Acting Treasurer of Manakoa Services Corporation, certify that:

1. I have reviewed this Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report");

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

Date: August 14, 2004              By: /s/ James C. Katzaroff
                                        ----------------------------
                                           James C. Katzaroff
                                           President & Acting Treasurer
                                           (Principal Financial Officer)

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Robert Williams, Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 14, 2004                 By: /s/ G. Robert Williams
                                          ----------------------------
                                              G. Robert Williams
                                              Chief Executive Officer
                                              (Principal Executive Officer)

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

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James C Katzaroff, President & Acting Treasurer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: August 14, 2004                By: /s/ James C. Katzaroff
                                         ----------------------------
                                             James C. Katzaroff
                                             President & Acting Treasurer
                                             (Principal Financial Officer)

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