Form 10QSB/A
period 2004-03-31
MANAKOA SERVICES CORP
filed 2004-11-04
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB/A

                                 Amendment No. 1

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Fiscal Quarter Ending March 31, 2004


                           MANAKOA SERVICES CORPORATION
                    (FORMERLY KNOWN AS ELECTRONIC IDENTIFICATION, INC.)
          ------------------------------------------------------------
             (Exact name of registrant as it appears in its charter)


                                    000-27365
                            ------------------------
                            (Commission File Number)

           Nevada                                           88-0440528
- ------------------------------------------------------------------------------
  (State or jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                          Identification No.)

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

CERTIFICATIONS ............................................................. 10

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 2004

Assets
Current assets:
        Cash                                                         $  166,829
                                                                     -----------
                Total current assets                                    166,829

Property and equipment, net                                          $    9,200
                                                                     -----------
                                                                     $  176,029
                                                                     ===========

Liabilities and Shareholders' Deficit
Current liabilities:
        Current maturities on long-term debt (Note 2)                $  100,000
        Accounts payable                                                152,480
        Notes payable, convertible (Note 4)                             631,500
        Accrued interest on convertible notes (Note 4)                   11,179
        Indebtedness to related parties (Note 2)                        272,734
        Accrued employee compensation.                                  500,000
        Accrued interest (Note 2)                                         2,834
        Other accrued liabilities                                        23,000
                                                                     -----------
                Total current liabilities                            $1,693,727


Long-term debt:
        Note payable to officer, less current maturities (Note 2)    $   75,000
                                                                     -----------
                Total liabilities                                    $1,768,727
                                                                     ===========
Shareholders' deficit:
        Preferred stock, -0- shares issued and outstanding           $        -
        Common stock, 27,853,783 shares issued and outstanding           27,854
        Common stock subscriptions                                         (610)
        Outstanding stock awards - 175,000                               25,400
        Additional paid-in capital                                    2,954,751
        Deficit accumulated during the development stage             (4,600,093)
                                                                     -----------
                Total shareholders' deficit                          (1,592,698)
                                                                     -----------
                                                                     $  176,029
                                                                     ===========


See accompanying notes to condensed consolidated financial statements.

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

See accompanying noted to condensed consolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                         (A Development stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   May 20, 2003
                                                   Three Months    (Inception)
                                                      Ended          Through
                                                     March 31,       March 31,
                                                       2004 *          2004
                                                   ------------   -------------
         Net cash (used in)
             operating  activities                $   ( 302,676)  $    (303,298)

                                                   ------------   --------------
Cash flows from investing activities:
Equipment  purchases.                                    (2,437)         (2,437)
Cash acquired in Secure Logistix acquisition.                 -             657
Cash acquired in EIDT merger                                  -           4,797
          Net cash (used in ) provided by
             investing activities                        (2,437)          3,017
                                                   ------------   --------------

Cash flows from financing activities:
Proceeds from issuance of convertible debt (Note 4)     491,500        491,500
Principal payments on promissory note (Note 2)          (25,000)        (25,000)
Proceeds from sale of common stock                            -             610
                                                   ------------   --------------
          Net cash provided by
             financing  activities.                     466,500         467,110

             Net change in cash                         161,387         166,829

Cash, beginning of period.                                5,442               -
                                                   ------------   --------------
Cash, end of period                                $    166,829   $     166,829
                                                   ============   ==============
Supplemental disclosure of cash flow information:

Income taxes                                       $          -   $           -
                                                   ============   ==============
Interest                                           $          -   $           -
                                                   ============   ==============
Non-cash financing activities:
Common stock issued to acquire Secure
Logistix Corporation.                              $          -   $   2,928,000
                                                   ============   ==============
Common stock issued to acquire Electronic
Identification in reverse merger                   $          -   $    (401,215)
                                                   ===========   ==============

* Manakoa was incorporated on May 20,2003. As a result, there is no comparative financial information for the three months ended March 31, 2003.

See accompanying  notes to condensed consolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1:  Basis of presentation
- ------------------------------

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

Note 2:  Related party transactions
- -----------------------------------

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

Note 3:  Income taxes
- ---------------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Convertible notes payable
- ----------------------------------

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

- - ----------------------------------------------------------------------------
MANAKOA Use of Proceeds             Initial Round      Second Round-$8.0 million
- ------------------------------------------------------------------------------
Administrative/Funding Costs             $250,000      $1,000,000
- ------------------------------------------------------------------------------
Product Development                      $800,000      $2.500,000
- ------------------------------------------------------------------------------
Market Validation and Use Cases          $225,000      $  500,000
- ------------------------------------------------------------------------------
Expand Facilities and Infrastructure     $250,000      $1,500,000
- ------------------------------------------------------------------------------
Market Development and Demand Creation   $275,000      $1,000,000
- ------------------------------------------------------------------------------
Working Capital                          $200,000      $1,500,000
- ------------------------------------------------------------------------------

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate  of CEO as  Required  by  Rule   13a-14(b)  and  Rule
          15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Certificate  of CFO as  Required  by  Rule   13a-14(b)  and  Rule
          15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

Manakoa Services Corporation



By: /s/ G.Robert Wlliams                                           11/4/2004
    --------------------                                        -------------
Name:   G. Robert Williams                                            (Date)
Title:  C.E.O.

                                  EXHIBIT 31.1
                              OFFICER'S CERTIFICATE
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES OXLEY ACT OF 2002


I, G. Robert Williams, certify that:


     I, G. Robert Williams, C.E.O. of Manakoa Services Corporation, certify that:

1. I have reviewed this Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report");

2. Based on information and belief, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on information and belief, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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


Date: November 4, 2004                              By: /s/ G. Robert Williams
                                                    ---------------------------
                                                    G. Robert Williams C.E.O.
                                                   (Principle Executive Officer)

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


Date: November 4, 2004                             By: /s/ James C. Katzaroff
                                                   ----------------------------
                                                   James C. Katzaroff
                                                   President & Acting Treasurer
                                                   (Principle Financial Officer)

                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Robert Williams, C.E.O. of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: November 4, 2004                              By: /s/ G. Robert Williams
                                                    ----------------------------
                                                    G. Robert Williams C.E.O.
                                                   (Principle Executive Officer)


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



Date: November 4, 2004                             By: /s/ James C. Katzaroff
                                                    ----------------------------
                                                    James C. Katzaroff
                                                    President & Acting Treasurer
                                                   (Principle Financial Officer)


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