Form 10QSB/A
period 2004-06-30
MANAKOA SERVICES CORP
filed 2004-11-04
CIK 1091967

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

CERTIFICATIONS .............................................................. 13

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)
                                 June 30, 2004

                                     Assets
Current assets:
   Cash                                                            $    268,131
   Prepaid consulting services (Note 5)                                 593,667
   Prepaid insurance                                                     20,531
                                                                  -------------
           Total current assets                                         882,329

Property and equipment, net                                               9,914
                                                                  -------------
                                                                   $    892,243
                                                                  =============

                      Liabilities and Shareholders' Deficit

Current liabilities:
   Current maturities on long-term debt (Note 2)                   $    100,000
   Accounts payable                                                     177,187
   Notes payable, convertible (Note 4)                                1,081,090
   Accrued interest on convertible notes (Note 4                         27,708
   Indebtedness to related parties (Note 2)                             273,418
   Accrued employee compensation                                        500,000
   Accrued interest (Note 2)                                              4,584
   Other accrued liabilities                                            108,531
                                                                  -------------
           Total current liabilities                                  2,272,518


Long-term debt:
   Note payable to officer, less current maturities (Note 2)             75,000
                                                                  -------------
           Total liabilities                                          2,347,518
                                                                  -------------


Shareholders' deficit (Note 5):
   Preferred stock, -0- shares issued and outstanding                        --
   Common stock, 29,398,783 shares issued and outstanding                29,399
   Outstanding stock awards - 175,000                                    25,400
   Additional paid-in capital                                         3,749,206
   Deficit accumulated during the development stage                  (5,259,280)
                                                                  -------------
           Total shareholders' deficit                               (1,455,275)
                                                                  -------------
                                                                   $    892,243
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
                                            ============== ============== ================

      See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
      Condensed Consolidated Statement of Changes in Stockholders' Deficit
                                   (Unaudited)


                                            Common Stock         Common     Outstanding  Additional
                                     -----------------------     Stock         Stock      Paid-in     Retained
                                        Shares    Par Value  Subscriptions     Awards      Capial     Deficit         Total
                                     ----------- -----------   ------------ ------------ ----------- ----------- -------------
Balance, January 1, 2004              27,853,783 $    27,854 $         (610) $    25,400 $ 2,954,751 $(4,243,994) $ (1,236,599)


April 2004, Receipt of stock
  subscription                                --          --            610           --          --          --           610
May 2004, Common stock issued
  in exchange for services (Note 5)    1,545,000       1,545             --           --     794,455          --       796,000
Net loss                                      --          --             --           --          --  (1,015,286)   (1,015,286)
                                     ----------- -----------   ------------ ------------ ----------- ----------- -------------


Balance, December 31, 2003            29,398,783 $    29,399 $           --  $    25,400 $ 3,749,206 $(5,259,280)$  (1,455,275)
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

Note 2:  Related party transactions

As of December 31, 2003, the Company owed officers and shareholders a total of $287,949 for working capital advances, accrued salaries, accrued rent, and expenses paid on behalf of the Company. During the six months ended June 30, 2004, the Company incurred an additional $684 and repaid $15,215, reducing the balance to $273,418. These related party liabilities are non-interest bearing and due on demand. This balance is included in the accompanying condensed consolidated financial statements as "Indebtedness to related parties".

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

Cash requirements - continued

- ------------------------------------------------------------------------------
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

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.

Organizational, Board, By-Laws and Operational Changes

At the Board of Directors meeting on My 17, 2004, Brad Partridge, President and CEO, resigned to pursue other business endeavors. Dr. G. Robert Williams was appointed to the position of Chief Executive Officer and James C. Katzaroff to the position of President and Interim Chief Financial Officer.

The Board also decided the Company could benefit from an increase in the number of directors and unanimously approved the addition to two new board positions, the term being one year, until the next annual meeting of shareholders, raising the number of directors from 3 to 5.

James C. Katzaroff and Dr. G. Robert Williams were designated to fill the vacant directorships created by the enlargement of the Board of Directors. All will serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Admiral Stuart Platt was confirmed as Chairman of the Board.

At the Board of Directors meeting on May 27, 2004, Brad Partridge formally tendered his resignation from the Board of Directors. Dr. James Riviere was designated to fill the vacant directorship.

At this meeting the Board of Directors designated two committees to facilitate the conduct of company business: an Audit Committee and a Compensation Committee. Dr. James Riviere was designated as Chair of the Audit Committee. Admiral Stuart Platt was designated as Chair of the Compensation Committee.

Authorization of Vote to Amend By-Laws took place as well with the following approved changes: Article III, Section 14 and Article V, Section 6 regarding Director and Officer Age Limitation was removed, effective immediately. Article V, Section 1 regarding Positions was modified to include the position of Chief Executive Officer effective June 1, 2004.

New Operations were established for developmental and business operations in Boulder, Colorado and Redmond, Washington.

Agreements

On April 5, 2004 the Company entered into an agreement with UTEK Corporation to identify and license technology from universities, national laboratories and similar institutions. Active negotiations on the first of such technologies are underway.

On January 26, 2004 the Company engaged the services of The Investor Relations Group, Inc. (IRG), New York, NY to assist with the overall management of the corporate communications program.

On May 18, 2004 the Company also engaged the services of Aware Capital Consultants, Inc., New York, NY an independent financial consultant, engaged in financial consulting and marketing.

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



By: /s/ G. Robert Williams                              11/04/2004
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