Form 10KSB/A
period 2003-12-31
MANAKOA SERVICES CORP
filed 2004-11-08
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                   FORM 10-KSB/A

                                 Amendment No. 1


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

                          MANAKOA SERVICES CORPORATION
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

                                      None
      --------------------------------------------------------------------
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

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


PAGE

ITEM 1 DESCRIPTION OF BUSINESS ...............................................4

ITEM 2 DESCRIPTIONS OF PROPERTIES ............................................6

ITEM 3 LEGAL PROCEEDINGS .....................................................6

ITEM 4  SUBMISSIONS  OF  MATTERS  TO A VOTE OF  SECURITY  HOLDERS ............7

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............7

ITEM 6  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OR  PLAN  OF
          OPERATION...........................................................8

ITEM 7 FINANCIAL STATEMENTS..................................................12

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE .............................13

ITEM 8A CONTROLS AND PROCEDURES .............................................13

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .........13

ITEM 10 EXECUTIVE COMPENSATION ..............................................16

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....................17

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................17

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ....................................18

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES ..............................18

SIGNATURES ..................................................................19

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

Overview


Manakoa Services Corporation was originally organized as a privately held services organization focusing on the financial market sector. Manakoa officials were introduced to SLX at a Microsoft and Hewlett Packard jointly sponsored retreat held in Palm Springs, California in March 2003. During this event Secure Logistix Corporation introduced what was then called the SecureFinancial regulatory compliance consulting services framework. This SLX process based consulting practice has evolved into the ComplianceSuite software platform that is now in prototype stage development. As an outgrowth of the meeting at the Microsoft/HP event, Manakoa Services Corporation and Secure Logistix Corporation management recognized complimentary objects and concluded that a formalized merger made sense.

For a discussion of the accounting treatment of these acquisitions, please refer to the financial statements.

Today, Manakoa Services Corporation is a development stage Company involved with software and services targeted at risk management and regulatory compliance. The Manakoa compliance platform is being designed to provide enterprises with a means for addressing U.S. and international regulations such as the Gramm Leach Bliley Act, HIPAA, USA Patriot Act, and Sarbanes Oxley Act. The precise list of supported regulations is currently being defined and will change over time. Applying its rapid deployment services model, the Company expects to afford repeatable and economic solutions. The products will be delivered as pre-configured platforms designed for implementation by consulting partners or internal compliance personnel. The underlying platform model is based on international risk management and security standards such as ISO 17799, CoBITS, NIST Risk Management and COSO frameworks.


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

     o Manakoa Compliance WorkCenter is being designed as a platform for analyzing current compliance states, providing gap analysis against requirements and a compliance planning output facility


     o Manakoa Compliance Control and Command Center (C4) is being designed to transform the Board approved compliance plan into a mapped enterprise management control environment and to measure compliance status

     o Manakoa Compliance KnowledgeBase is being designed as a subscription based on-line knowledge transfer portal on risk management and regulatory compliance

     o Cyber Attack Simulator Trainer is being jointly developed with the U.S. Department of Energies Pacific Northwest National Laboratories to test, train and certify IT professionals on defensive cyber strategies


Principle Markets

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

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - contnued

Transfer Agent and Registrar

The transfer agent and registrar for our common stock are American Registrar & Transfer Co., 342 East 900 South, and Salt Lake City, Utah 84111.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Company has embarked upon an entirely new business enterprise apart from the original Electronic Identification, Inc. "EIDT" contact less smart ID card systems. Prior to the merger, EIDT had abandoned the smart ID card system business. The technology being developed by the old EIDT, on information and belief, was not well received by a market place where technologically superior solutions emerged. There are no plans to utilize the smart ID card system.


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

Product:                     Description
------------------------     -----------
Compliance WorkCenter(TM)    Assess the state of compliance, perform appropriate
                             gap analyses, and  provide   Board  of  Director
                             level  plans  for  achieving compliance


Compliance  Command and Control Center(TM)
                             Based on Board of Director approved compliance plan, controls are implemented to meet and monitor the desired tate of risk management and regulatory compliance

Compliance KnowledgeBase(tm)
                             A subscription based on-line portal designed to transfer information on risk management and regulatory compliance

Cyber Attack Simulation Trainer (CAST)
                             Jointly developed with the U.S. Department of Energy's Pacific Northwest Laboratories to test, train and certify IT professional on defensive cyber strategies [Due to this recent acquisition as described in the 8K filing of September 7, 2004, no product release date can yet be determined.]

As to the nature and timing of the remaining efforts for completion it is important to understand that the suite is really comprised of several component parts that will be marketed as discrete products and eventually also offered as an integrated suite. The Manakoa Compliance WorkCenter(tm), which is an assessment and planning software platform, currently is at a working prototype level. The company is seeking potential channel partner input as development continues. A late first quarter 2005 release of version one is anticipated. The Manakoa Compliance Command and Control Center (C4), which overlay controls across an enterprise, is in the design and architectural review phase. The company seeks a Release 1.0 timeframe in the second or third quarter of 2005. Finally, the Manakoa Compliance KnowledgeBase(tm), an informational Internet portal service, is now in beta level. The company hopes to go live in early first quarter 2005.

The Manakoa Compliance KnowledgeBase(tm) release should help brand the company in the marketplace almost immediately. This brand should assist the other products as they are released. As a trial period is being allowed for initial subscribers of 30 days, a real revenue stream should begin mid first quarter 2005. Revenue from the other products can be projected 30 to 60 days out from release.

The primary risk associated with not completing development is a reasonable period of time is that market expectations will have been established with potential channel partners and end user customers. A failure to deliver would damage the reputation of an emerging company and limit its ability to retain market relationships. The technological uncertainties are mitigated by the fact that the underlying solutions are being built upon commercially available products and based around standards like ISO 17799, the NIST-800 series and the COSO framework. There are tremendous content development and workflow process pressures requiring the company to retain and expand its high end professionals. The company will need to continue its fund raising efforts to pay for these professionals in order to meet development deadlines.

The risks associated with failure to complete projects in a timely fashion are fairly typical of software development. We are focusing initial releases on regulations (GLBA, HIPAA, FISMA) that have specific associated deadlines and reasonably clear governmental audit guidelines. While the company believes the scheduled release of its ComplianceSuite(tm) will map well to potential client requirements, development slippage could adversely impact market penetration. Beyond the risk associated with internal schedule delays, changes in the timing, tone and specific requirements set forth by regulators may also have an impact Finally, competition is also a real risk component. By failing to come to market in a timely fashion, others could enter and capture market share.



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

HIPAA -Health care and insurance providers impacted with an emphasis on privacy matters

USA Patriot Act - Anti-terrorism legislation with a focus on money laundering Issues


The  company  also  envisions  opportunity  associated  with  the  Cyber  Attack
Simulator Trainer (CAST) as both a tool to test "human factor" vulnerability associated with compliance but also as a standalone revenue source. The ability to test, train and certify IT professionals to respond defensively to cyber threats has many potential applications in a broad cross section of government and industry.


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

--------------------------------------------------------------------------------
MANAKOA Use of Proceeds             Initial Round      Second Round-$8.0 million
- ------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------


The Company intends, and is currently preparing, an offering, which is anticipated to afford the noteholders with the opportunity to convert to equity, which would satisfy the outstanding notes payable. All noteholders have been contacted and the Company expects most, if not all, noteholders to convert into that offering. The related party indebtedness is in great part expected to be extinguished via a shares for debt issuance, likewise for the accrued compensation portion.


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

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below is acting on behalf of, or at the direction of, any other person.

                                                                      Year first
Name                       Age   Position                               elected
------                     ---   --------                            -----------
Electronic Identification
Stuart Platt               70    Chairman of The Board                      2003
Brad Partridge             44    Chief Executive Officer, President         2003
                                 And Director
Tina Hanson                48    Secretary and Director                     2003

Manakoa Services, Inc.
James C. Katzaroff         47    President of MSC Washington                2003
G. Robert Williams         56    Chief Executive Officer of MSC Washington  2003

Secure Logistix
G. Robert Williams         56    Chief Executive Officer                    2003

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

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

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

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

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

Name and Position                 Year   Salary   Bonus   Other
- ---------------------------------------------------------------
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

                                            Amount and Nature
Title      Name of Beneficial                  of Beneficial          Percent
Class      Owner of Group (1)                    Ownership           of Class
- -------    -------------------             -----------------        --------

Common     Brad Partridge                              0                 0%

Common     Apogee Biometrics, In               5,086,500                59%

Common     James C. Katzaroff                      1,000                 0%

Common     G. Robert Williams                          0                 0%

Common     All Directors and Executive Officers
           As a Group (5 in number)                1,000                 0%


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

Manakoa Services Corporation



By: /s/ G. Robert Williams                                           11/5/2004
    ----------------------                                         -------------
Name:   G. Robert Williams                                             (Date)
Title:  C.E.O.

FINANCIAL STATEMENTS


                       INDEX TO FINANCIAL STATEMENTS


                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)


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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Manakoa Services Corporation:


We have audited the consolidated balance sheet of Manakoa Services Corporation and subsidiary (a development stage enterprise) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows, for the period from May 20, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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


Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004
                                      F-2

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets


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
                                                                --------------


Commitments (Note 8)...........................................

Shareholders' deficit (Notes 2, 6 and 7):
   Preferred stock, $.001 par value; 25,000,000 shares authorized,
      -0- shares issued and outstanding
   Common stock, $.001 par value; 200,000,000 shares authorized,
      27,853,783 shares issued and outstanding                          27,854
   Common stock subscriptions                                             (610)
   Outstanding stock awards - 175,000                                   25,400
   Additional paid-in capital                                        2,954,751
   Deficit accumulated during the development stage                 (4,243,994)
                                                                --------------
               Total shareholders' deficit                          (1,236,599)
                                                                --------------


                                                                      $ 14,325
                                                                ==============

           See accompanying note to consolidated financial statements
                                      F-3

                          MANAKOA SERVICES CORPORATION
                                    (A Development Stage Enterprise)
                      Consolidated Statement of Operations

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
                                                                ==============

           See accompanying note to consolidated financial statements
                                      F-4

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
           Consolidated Statement of Changes in Shareholders' Deficit

                                                                                                            Deficit
                                                                                                          Accumulated
                                                    Common Stock        Common    Outstanding  Additional  During the
                                                 -------------------     Stock       Stock      Paid-in   Development
                                                  Shares   Par Value Subscriptions   Awards      Capial      Stage       Total
                                                 ------------------- ------------- ----------- ----------- ----------- ------------
Balance, May 20, 2003                                   -   $      -  $          -  $        - $         -  $        -  $         -
(inception)

May 2003, common stock sold to officers,
      $.0001 per share (Note  2).............  12,200,000     12,200          (610)          -     (10,980)          -          610
November 2003, common stock issued to
      acquire Secure Logistix Corporation
      (Note 7)................................  6,100,000      6,100             -           -   2,921,900           -    2,928,000
November 2003, stock options granted to
      employees and contractors in exchange
      for software development services,
      immediately exercised for common stock
      (Notes 6 and 7).......................    1,000,000      1,000             -           -     479,000           -      480,000
December 2003, common stock issued in
      Stock Purchase Agreement with EIDT
      (Note 7)...............................   8,553,783      8,554             -      25,400    (435,169)          -     (401,215)
Net loss.....................................           -          -             -           -           -  (4,243,994)  (4,243,994)
                                              ----------- ---------- ------------- ----------- ----------- ----------- ------------
Balance, December 31, 2003...................  27,853,783  $  27,854    $     (610)  $  25,400 $ 2,954,751 $(4,243,994) $(1,236,599)
                                              =========== ========== ============= =========== =========== =========== ============

           See accompanying note to consolidated financial statements
                                       F-5

                         MANAKOA SERVICES CORPORATION
                                    (A Development Stage Enterprise)
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
                                                                ==============


           See accompanying note to consolidated financial statements
                                      F-6

NOTE 1:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization


Manakoa Services Corporation (the "Company" or "Manakoa") was incorporated under the laws of Washington on May 20, 2003. On November 25, 2003, the Company acquired Secure Logistix Corporation ("SLX") (see Note 5). On December 19, 2003, the Company entered into a Stock Purchase Agreement with Electronic Identification, Inc. ("EIDT") (see Note 7). The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. The Company plans to develop the operations of SLX and the regulatory compliance software.


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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 2:  RELATED PARTY TRANSACTIONS

Indebtedness to related parties


As of December 31, 2003, the Company owed five shareholders a total of $81,674 for accrued salaries, accrued rent, and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $81,674 is included in the accompanying consolidated financial statements as "Indebtedness to related parties".

As part of its merger with EIDT (see Note 7), the Company acquired $206,275 in advances owed to two shareholders of the Company. These advances are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $206,275 is included in the accompanying consolidated financial statements as "Indebtedness to related parties".


As part of its acquisition of SLX (see Note 7), the Company acquired a $200,000 promissory note that is owed to a shareholder of the Company. The note carries a four percent interest rate and matures on March 31, 2006. Accrued interest on the note totaled $834 at December 31, 2003. Future maturities of the note are as follows:

Year ended December 31,
--------------------------------
     2004.........................$.100,000
     2005.......................... 100,000
                       --------------------
                                  $ 200,000
                       ====================


Common stock sale

Following its formation in May 2003, the Company sold 12,200,000 shares of its no par value common stock to two officers for $1,220, or $.0001 per share.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

Computer equipment.................     $          82,363
Furniture and office equipment.....                18,062
                                        -----------------
                                                  100,425
Less accumulated depreciation......               (91,542)
                                        -----------------
                                        $           8,883
                                        =================



All property and equipment was acquired in the EIDT reverse merger (see Note 7).

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                  December 18,
                                                                     2003
                                                              --------------
U.S. federal statutory graduated rate.........................        30.58%
State income tax rate, net of federal benefit.................         3.21%
Asset impairment..............................................       -32.13%
Net operating loss for which no tax benefit
   is currently available.....................................        -1.66%
                                                              --------------
                Effective rate...............................          0.00%
                                                              ===============


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

NOTE 5:  CONVERTIBLE NOTES PAYABLE


As part of its merger with EIDT (see Note 7), the Company acquired $140,000 in convertible promissory notes that were originally issued during October and November 2003. The notes carry a 10 percent interest rate and mature on November 10, 2004. The debt holders could not convert the notes as of December 31, 2003. However, the notes may be converted into the Company's common stock, at the debt holder's discretion, upon the closing of the Company's private placement offering, planned for 2004. The debt holders are entitled to convert the outstanding principal and any accrued interest at the rate of 80 percent of the per share price established in the Company's planned private placement offering. The conversion is contingent on the Company's successful completion of a private placement offering of its common stock, as the conversion price per share cannot be calculated until the private placement offering price per share is determined. Accrued interest payable on the notes totaled $1,568 at December 31, 2003.


NOTE 6:  STOCKHOLDERS' EQUITY


On November 25, 2003, the Company granted 1,000,000 compensatory common stock options to the Company's employees and contractors as payment for 2003 services. The 1,000,000 options had an exercise price of $.0001 per share and vested on the grant date. Due to the nominal exercise price the options were immediately exercised and, for accounting purposes, the transaction has been recorded as the issuance of 1,000,000 shares of the Company's common stock in exchange for services. The shares issued in the transaction were valued based on the market value of the Company's common stock on the transaction date, or $.48 per share (following the December 19, 2003 merger with Electronic Identification, Inc. - see Note 7). Stock-based compensation expense totaling $480,000 was recognized as follows: $368,250 on the November 24, 2003 financials statements of SLX (prior to stock purchase agreement); and $111,750 on the Company's accompanying December 31, 2003 consolidated financial statements.

The following schedule summarizes the changes in the Company's stock awards:


                            Awards Outstanding and Exercisable
                            ----------------------------------  Weighted Average
                                 Number of     Exercise Price    Exercise Price
                                   Shares         Per Share         Per Share
                            ----------------- ---------------- ----------------

Balance at May 20, 2003                           $       0.00    $           -
  Options and warrants acquired
   in recapitalization                175,000     $.06 to $.10    $       0.07
  Options granted                   1,000,000     $     0.0001    $     0.0001
  Options exercised                (1,000,000)    $     0.0001    $     0.0001
  Options cancelled/expired                 -     $       0.00    $          -
                            ----------------- ---------------- ----------------
Balance at December 31, 2003          175,000     $.06 to $.10    $       0.07
                            =================

NOTE 7:  STOCK PURCHASE AGREEMENT

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

The aggregate purchase price was $2,928,000, consisting of 6,100,000 shares of the Company's common stock with a publicly-traded market value of $.48 per share on the acquisition date (the $300,000 cash offsets liabilities assumed). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                        November 25, 2003
Cash                         $            657
                            -----------------
Total assets  acquired                    657
                            -----------------

Currentliabilities.                (1,008,159)
Long-term debt                       (100,000)
                            -----------------
Total liabilities assumed          (1,108,159)
                            -----------------

Net liabilities acquired     $     (1,107,502)
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


In addition to the above terms of the Stock Purchase Agreement, the Company granted 1,000,000 compensatory common stock options and agreed to pay $500,000 to the Company's employees and contractors as payment for 2003 services. The 1,000,000 options had an exercise price of $.0001 per share and vested on the grant date. Due to the nominal exercise price and compensatory nature of the options and the fact that the options were exercised prior to December 31, 2003, the transaction has been recorded as the issuance of 1,000,000 shares of the Company's common stock in exchange for services (these shares represent the same 1,000,000 shares disclosed in Note 6). The shares were valued at $.48 per share, or $480,000 (see Note 4), based on the market value of the Manakoa common stock on the transaction date (following the December 19, 2003 merger with Electronic Identification, Inc.). The $500,000 agreed to be paid by the Company for 2003 services has been accrued as of December 31, 2003 and is included in the accompanying financial statements as "accrued employee compensation". Because the services were incurred throughout the year, $430,729 of the service expense has been recognized in the November 24, 2003 financial statements of SLX (prior to the stock purchase agreement between the two companies) and the remaining the $69,271 has been recognized in the Company's December 31, 2003 statement of operations. Both amounts are included in the respective statements of operations as "Research and development".


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


NOTE 8:  COMMITMENTS

During December 2003, the Company rented a facility located in Kennewick, Washington with a shareholder. The Company was charged base rent of $4,670 for the month of December. The base rent charge was increased to $5,000 per month in 2004 and expires on December 31, 2004.

On February 16, 2004, the Company began leasing office space in Boulder, Colorado for its product development team. Lease payments increase from $1,660 per month to $3,619 per month through December 31, 2005, when the lease expires.


Future minimum payments due under the lease agreements are as follows:

December 31,
------------
2004..............$   77,115

2005..............$  .43,427

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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 30, 2003:

Computer equipment.......................    $          82,363
Furniture and office equipment...........               18,062
                                             -----------------
                                                       100,425
Less accumulated depreciation............              (91,542)
                                             -----------------
                                             $           8,883
                                             =================

Depreciation expense totaled $12,001 and $12,056 for the period ended December 30, 2003 and the year ended December 31, 2002, respectively.

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                               December 18,
                                                                      2003
                                                           ----------------
U.S. federal statutory graduated rate                                 28.19%
State income tax rate, net of federal benefit                          0.00%
Net operating loss for which no tax benefit
   is currently available                                            -28.19%
                                                           ----------------
                                Effective rate ....................... 0.00%
                                                           ================

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

Common stock awards

The following schedule summarizes the changes in the Company's stock awards:

                           Awards Outstanding and Exercisable
                           -----------------------------------  Weighted Average
                                 Number of     Exercise Price   Exercise Price
                                   Shares          Per Share        Per Share
                           ------------------ ---------------- ----------------
Balance at January 1, 2002          1,078,125    $.80 to $3.60   $         1.81

   Options granted                          -    $        0.00   $            -
   Options exercised                        -    $        0.00   $            -
   Options cancelled/expired         (390,625    $        3.60   $         3.60
                           ------------------                  -----------------


Balance at Decmber 31, 2002           687,500    $        0.80   $         0.80

   Options and warrants granted       175,000    $ .06 to $.10   $         0.07
   Options exercised                        -    $        0.00   $            -
   Options cancelled/expired         (687,500)   $        0.80   $         0.80
                           ------------------                  -----------------


Balance at December 30, 2003          175,000    $ .06 to $.10   $         0.07
                           ==================



During the period ended December 30, 2003, the Company granted non-employees options to purchase 50,000 shares of the Company's common stock and warrants to purchase 125,000 shares. The stock awards were granted for services provided to the Company. The exercise prices range from $.06 (125,000 shares) to $.10 (50,000 shares). The options and warrants expire between January 27, 2005 and September 10, 2005. The Company determined the fair value of the awards in accordance with SFAS 123 and recorded stock-based compensation expense of $25,400 in the accompanying financial statements.

No options or warrants were granted to employees in 2003 or 2002; therefore, the Company did not have any related compensation expense during these periods. As a result, the Company had no difference in net loss and loss per share as reported and pro forma amounts as required by SFAS 123.

The fair value for the options granted during the period was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate..............................    2.00%
Dividend yield.......................................    0.00%
Volatility factor....................................  286.12%
Weighted average expected life.......................   1 year



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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Year ended December 31,
----------------------

     2004................. $100,000
     2005.................  100,000
                      -------------
                           $200,000
                      =============

In addition to the accrued salaries, the Company has accrued rent owed to the president and the president has paid expenses on behalf of the Company. Following is a summary of the amounts owed to the president, which are included in the accompanying financial statements as "Indebtedness to related party":

Balance, January 1, 2002 ............................ $             -
Salary (50% contributed in 2002).....................          75,000
Rent.................................................           3,000
Expenses paid on behalf of the Company...............          10,013
Amount owed by president for stock purchase..........            (100)
                                                     ----------------

Balance, December 31, 2002........................... $        87,913
                                                     ================

Salary...............................................         134,375
Rent.................................................           3,000
Expenses paid on behalf of the Company...............          24,354
Promissory note issued to president..................        (200,000)
Payment made to president............................          (1,000)
                                                     ----------------

Balance, November 24, 2003........................... $        48,642
                                                     ================


Common stock sale

On January 1, 2002,  the Company sold 10,000 shares of its $.01 par value common
stock  to  its  president  for  $100.   The  president  is  the  Company's  sole
shareholder.

NOTE 3:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                  November 24,      December 31,
                                                         2003              2002
                                              ---------------- -----------------
U.S. federal statutory graduated rate............       34.00%            20.73%
State income tax rate, net of federal benefit....        3.06%             3.67%
Contributed services.............................        0.00%            10.90%
Net operating loss for which no tax benefit
   is currently available........................      -37.06%           -13.50%
                                              ---------------- -----------------
                           Effective rate........        0.00%             0.00%
                                              ================ =================


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