Form 10QSB
period 2004-09-30
MANAKOA SERVICES CORP
filed 2004-11-19
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Quarter Ending September 30, 2004


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending September 30, 2004, there were 32,646,783 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS
                         ------------------------------
ITEM I                                                                     Page

PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS
       BALANCE SHEET ..........................................................3
       STATEMENTS OF OPERATIONS................................................4
       STOCKHOLDER'S EQUITY ...................................................5
       STATEMENTS OF CASH FLOWS................................................6
       NOTES TO AUDITED FINANCIAL STATEMENTS ..................................7

   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION .............................................12
       PLAN OF OPERATION .....................................................13
       OFF-BALANCE SHEET ARRANGEMENTS ........................................13
       CONTROLS AND PROCEDURES ...............................................16

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS .................................................16
   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................16
   Item 3. DEFAULTS UPON SENIOR SECURITIES ...................................16
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............16
   Item 5. OTHER INFORMATION .................................................16
   Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................17

SIGNATURES ...................................................................18

PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS



                          MANAKOS SERVICES CORPORATION
                          (A Development Stage Company)
                      Condensed Consolodated Balance Sheet
                                   (Unaudited)


                       Assets
                       ------
Current assets:
                                                                  $     140,484
   Prepaid consulting services (Notes 5 and 6)                          758,600
   Prepaid insurance                                                     27,646
                                                                  -------------
                      Total current assets                              926,730

Property and equipment, net.                                             24,137
Debt issue costs, net (Note 4)                                          776,250
License rights, net (Note 6)                                            145,336
                                                                  -------------
                                                                      1,872,453
                                                                  =============

               Liabilities and Shareholders' Deficit
               --------------------------------------

Current liabilities:
   Current maturities on long-term debt (Note 2)                        100,000
   Accounts payable                                                     207,792
   Notes payable, convertible (Note 4)                                  923,590
   Indebtedness to related parties (Note 2)                             273,532
   Accrued employee compensation                                        500,000
   Accrued interest payable:
                         Related party (Note 2)                           6,334
                         Convertible notes (Note 4)                      49,647
                         Other (Note 4)                                   6,301
   Other accrued liabilities.                                            30,146
                                                                  -------------
                      Total current liabilities                       2,097,342
                                                                  -------------

Long-term debt:
   Note payable to officer, less current maturities (Note 2)             75,000
   Note payable, less current maturities (Note 4)                       250,000
                                                                  -------------
                      Total liabilities                               2,422,342
                                                                  -------------


Shareholders' deficit (Notes 4 and 5):
   Preferred stock, -0- shares issued and outstanding
   Common stock, 32,646,783 shares issued and outstanding                32,647
   Outstanding stock awards - 2,423,000                               1,060,400
   Additional paid-in capital                                         4,626,695
   Deficit accumulated during the development stage                  (6,269,631)
                                                                  -------------
                      Total shareholders' deficit                      (549,889)
                                                                  -------------
                                                                      1,872,453
                                                                  =============

See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A DEvelopment Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                                      May 20, 2003    May 20, 2003
                                               Three Months Ended      Nine Months     (Inception)     (Inception)
                                                  September 30,          Ended          Through         Through
                                           -------------------------- September 30,   September 30,   September 30,
                                                2004        2003          2004           2003            2004
                                           ------------ ------------- --------------- -------------- ----------------
Operating expenses:
Stock-based compensation (Note 5):
Software research and development          $        --     $       --    $     67,500   $         --     $    179,250
Consulting                                      150,667            --         210,500             --          210,500
Investor relations                              169,000            --         244,000             --          244,000
Research and development                        269,745            --         326,411             --          403,494
Loss on impairment of goodwill                       --            --              --             --        4,035,502
General and administrative costs                131,604            11         858,001          1,140          876,799
                                           ------------ ------------- --------------- -------------- ----------------

         Total operating expenses               721,016            11       1,706,412          1,140        5,949,545
                                           ------------ ------------- --------------- -------------- ----------------

         Loss from operations.                 (721,016)          (11)     (1,706,412)        (1,140)      (5,949,545)
                                           ------------ ------------- --------------- -------------- ----------------
Interest expense:
Debt issue costs (Note 4)                      (258,750)           --        (258,750)            --         (258,750)
Other                                           (30,585)           --         (60,475)            --          (61,336)

                                           ------------ ------------- --------------- -------------- ----------------
         Loss before income taxes            (1,010,351)          (11)     (2,025,637)        (1,140)      (6,269,631)

Income tax provision (Note 3)                        --            --              --             --               --
                                           ------------ ------------- --------------- -------------- ----------------
         Net loss                          $ (1,010,351)   $      (11)   $ (2,025,637) $      (1,140)   $  (6,269,631)
                                           ============ ============= =============== ============== ================


Basic and diluted loss per share           $      (0.03)   $    (0.00)   $      (0.07) $       (0.00)
                                           ============ ============= =============== ==============
Weighted average common shares outstanding.  28,900,450    12,200,000      28,377,116     12,200,000




See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
      Condensed Consolidated Statement of Changes in Shareholder's Deficit
                                   (Unaudited)


                                            Common Stock         Common     Outstanding  Additional
                                     -----------------------     Stock         Stock      Paid-in     Retained
                                        Shares    Par Value  Subscriptions     Awards      Capial      Deficit         Total
                                     ----------- -----------   ------------ ------------ ----------- ----------- -------------
Balance, January 1, 2004              27,853,783  $   27,854  $        (610) $    25,400 $ 2,954,751 $(4,243,994) $ (1,236,599)

Receipt of stock subscription                 --          --            610           --          --          --           610
Common stock issued in exchange for
  services (Note 5)                    2,293,000       2,293             --           --   1,242,707          --     1,245,000
July 2004, warrants granted as debt
  issue costs (Note 4)                        --          --             --    1,035,000          --          --     1,035,000
September 2004, sale of common stock
  ($.50/share) (Note 5)                  500,000         500             --           --     249,500          --       250,000
September 2004, common stock issued
  to acquire Advanced Cyber Security,
  Inc. (Note 6)                        2,000,000       2,000             --           --     179,737          --       181,737
Net loss                                      --          --             --           --          --  (2,025,637)   (2,025,637)
                                     ----------- -----------   ------------ ------------ ----------- ----------- -------------
Balance, September 30, 2004           32,646,783  $   32,647  $          --  $ 1,060,400 $ 4,626,695 $(6,269,631) $   (549,889)
                                     =========== ===========   ============ ============ =========== =========== =============


          See Accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                  May 20, 2003     May 20, 2003
                                                                 Nine Months      (Inception)      (Inception)
                                                                    Ended           Through          Through
                                                                September 30,    September 30,     September 30,
                                                                    2004             2003             2004
                                                              ----------------  ---------------- ----------------
                    Net cash (used in)
                       operating activities                    $    (1,101,978)   $         (610)   $  (1,102,600)
                                                              ----------------  ----------------  ---------------

Cash flows from investing activities:
   Equipment purchases                                                 (22,180)               --          (22,180)
   Cash acquired in Secure Logistix acquisition                             --                --              657
   Cash acquired in EIDT merger                                             --                --            4,797
                                                              ----------------  ----------------  ---------------
                    Net cash (used in) provided by
                       investing activities                            (22,180)               --          (16,726)
                                                              ----------------  ----------------  ---------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt (Note 4)                 783,590                --          783,590
   Principal payments on promissory note
      owed to an officer (Note 2)                                      (25,000)               --          (25,000)
   Proceeds from issuance of promissory note (Note 4)                  250,000                --          250,000
   Proceeds from sale of common stock.                                 250,610               610          251,220
                                                              ---------------- -----------------  ---------------
                    Net cash provided by
                       financing activities                          1,259,200               610        1,259,810
                                                              ----------------  ----------------  ---------------

                       Net change in cash                              135,042                --          140,484

Cash, beginning of period                                                5,442                --               --
                                                              ---------------- ----------------- ----------------

Cash, end of period                                            $       140,484    $           --    $     140,484
                                                              ================  ================  ===============

Supplemental disclosure of cash flow information:
   Income taxes                                                $            --    $           --    $          --
                                                              ================ =================  ===============
   Interest                                                    $            --    $           --    $          --
                                                              ================  ================  ===============
Non-cash financing activities:
   Common stock issued to acquire Advanced
      Cyber Security, Inc. (Note 6)                            $       181,737  $             --    $     181,737
                                                              ================  ================  ===============
   Common stock issued to acquire Secure
      Logistix Corporation                                     $            --    $           --    $   2,928,000
                                                              ================  ================  ===============
   Common stock issued to acquire Electronic
      Identification in reverse merger                         $            --    $           --    $    (401,215)
                                                              ================  ================  ===============



 See Accompanying notes to consolidated financial statements

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

Note 2:  Related party transactions

As of December 31, 2003, the Company owed officers and shareholders a total of $287,949 for working capital advances, accrued salaries, accrued rent, and expenses paid on behalf of the Company. During the nine months ended September 30, 2004, the Company incurred an additional $798 and repaid $15,215, reducing the balance to $273,532. These related party liabilities are non-interest bearing and due on demand. This balance is included in the accompanying condensed consolidated financial statements as "Indebtedness to related parties".

As part of its November 2003 acquisition of Secure Logistix Corporation, the Company assumed a $200,000 promissory note that is owed to an officer of the Company. The note carries a four percent interest rate and matures on March 31, 2006. During the nine months ended September 30, 2004, the Company repaid $25,000 against the note reducing the balance to $175,000. Accrued interest on the note totaled $6,334 at September 30, 2004.

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Notes and loan payable

Convertible notes payable

As of December 31, 2003, the Company had issued $140,000 in convertible promissory notes. During the nine months ended September 30, 2004, the Company issued an additional $783,590 in convertible promissory notes, increasing the total balance owed on the notes to $923,590. The notes carry a 10 percent interest rate and mature one year from the date of the note. The first $310,000 in notes issued between October 2003 and January 2004 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering, planned for late 2004 or early 2005. The remaining $613,590 of notes issued in 2004 may be converted into the Company's common stock, at the debt holder's discretion, at a rate equal to the established unit price. Accrued interest payable on the notes totaled $49,647 at September 30, 2004.

Loan payable

On June 30, 2004, an individual loaned the Company $250,000. The loan may be converted into the Company's common stock at a rate of $.50 per share, at the discretion of the note holder, through June 1, 2005. The note carries a 10 percent interest rate and matures on June 30, 2005. Accrued interest on the note totaled $6,301 at September 30, 2004.

The Company granted the note holder warrants to purchase 1,500,000 shares of common stock as a loan origination fee. The exercise price on the warrants is $.01 per share and the warrants expire on July 1, 2005. The traded market value of the common stock on the grant date was $.70 per share. The Company determined the fair value of the warrants in accordance with SFAS 123 and capitalized debt issue costs of $1,035,000 at July 1, 2004. The debt issue costs are amortized to interest expense over the term of the loan (one year). As of September 30, 2004, $258,750 was amortized to interest expense and the remaining $776,250 is capitalized in the accompanying condensed consolidated financial statements as debt issue costs.

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

           Risk free interest rate            1.01 %
           Dividend yeild                     0.00 %
           Volatility factor                115.15 %
           Weighted average expected life   1 year


Note 5:  Shareholders' deficit

During the nine months ended September 30, 2004, the Company issued 2,293,000 shares of its common stock in exchange for investor relations and business consulting service contracts. The common stock was valued at the traded market value of the stock on the transaction date. Stock-based compensation expense of $522,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2004. The remaining $723,000 was recorded as prepaid consulting services.

During September 2004, the Company sold 500,000 units to UTEK Corporation (amex:
UTK) through a private offering. Each unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock at a price of $1.10 per share. The unit price was $.50 per unit, resulting in total proceeds of $250,000. The offering was made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The units were sold through the Company's officers and directors.

Note 6:  Agreement and Plan of Acquisition

On August 4, 2004, the Company entered into an Agreement and Plan of Acquisition to acquire Advanced Cyber Security, Inc. ("ACSI"), a wholly owned subsidiary of UTEK Corporation (amex: UTK) ("UTEK"). The Company acquired all of the outstanding common shares of ACSI from UTEK in exchange for 2,000,000 shares of the Company's common stock (all issued to UTEK). The exchange of equity interests occurred on September 20, 2004, which resulted in ACSI becoming the Company's wholly-owned subsidiary. The results of ACSI's operations have been included in the accompanying condensed consolidated financial statements since that date. The Company conducted the acquisition in order to obtain the license rights held by ACSI.

The acquisition of ACSI was recorded in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". SFAS 141 requires that in exchange transactions where consideration given is not in cash, measurement is based on the fair value of the consideration given or the fair value of the consideration acquired, which ever is more clearly evident and reliably measurable. Following a review of the transaction, management determined that the fair value of the assets acquired from ACSI was more clearly evident and reliable than the fair value of the common stock given up. As a result, the transaction was recorded at a value of $181,737, based on the valuation of license rights ($146,137) and prepaid consulting fees ($35,600).

License rights

ACSI acquired license rights to a prototype program for systems administrator simulation training (SAST) from Battelle Memorial Institute (the "Licensor") in August 2004. The program rapidly evaluates the cyber security experience of system administrators to identify, circumvent or recover from hacker activity. The program consists of a network of training tools that simulate the cyber environment and are launched through an automated system. The license entitles ACSI to use certain software owned by the Licensor and certain intellectual property relating to part of the software for which Licensor has applied for a patent. ACSI may use the software, intellectual property and derivatives thereof to train and certify personnel to enable such personnel to perform testing and assessment of enterprise vulnerabilities.

The Software consists of three parts: a Coordinated Attack Tool ("CAT"), a Systems Administrator Simulation Trainer ("SAST") and a Synthetic Computer Network Traffic Generator ("TrafficBot"). The license is exclusive with respect to the SAST Software and is nonexclusive with respect to the CAT and TrafficBot software and the intellectual property (which relates to the TrafficBot Software).


In consideration for the License, ACSI agreed to the following payments:

o    An initial, nonrefundable payment of $150,000 (paid on August 4, 2004);

o A royalty of six and one-half percent (6.5%) of its net sales revenue from all products using the licensed software or intellectual property.

o Commencing in 2007, certain minimum royalty payments to maintain the license, starting at $75,000 in 2007 and increasing up to $2,000,000 in 2012 and years thereafter.

o An annual "enablement fee", the greater of $50,000 or one half of one percent (0.05%) of ACSI's total annual revenues from all products using the licensed software or intellectual property. This payment may be made in cash or in the Company's common stock (based on its average closing prices for the 20 trading days ending each December 15).



Licensor agreements

ACSI also entered into a consulting agreement with the Licensor for which it paid $50,000 toward services to be rendered by the Licensor through the end of 2004. Under this agreement, the Licensor will help define further requirements and a development plan with respect to the software covering calendar year 2005 in detail, with a rougher plan for calendar years 2006 and 2007.

ACSI is also required to enter into a technical services agreement with Licensor of at least $500,000 per year for three years (2005 through 2007) related to the software. It is anticipated that the services to be provided under this agreement will reflect the plan being developed under the current consulting agreement. ACSI shall receive a royalty-free license to use any new intellectual property that is developed by Licensor in the performance of its services under the technical services agreement.


If the minimum royalties are not paid, or the other amounts described above are not paid, the Licensor may convert the entire license into a non-exclusive license or terminate the license, at Licensor's sole discretion.

License rights and amortization

License rights are stated at cost and amortized over an estimated useful life of five years using the straight-line method. Amortization expense for the period from September 20, 2004 through September 30, 2004 totaled $801.

Pro forma financial information

The following unaudited Pro Forma Condensed, Combined Statement of Operations gives effect to the acquisition of ACSI by the Company, which resulted in ACSI becoming the Company's wholly-owned subsidiary. The unaudited Pro Forma Condensed, Combined Statement of Operations is presented as if the acquisition occurred at the beginning of the period presented.

The unaudited Pro Forma Condensed, Combined Statement of Operations has been prepared for informational purposes only and does not purport to be indicative of the results of operations that actually would have occurred if the acquisition had been consummated at the beginning of the period presented, nor of results to be expected in the future. Furthermore, the unaudited Pro Forma Condensed Statement of Operations does not reflect changes that may have occurred as the result of post-acquisition activities and other matters.

              PRO FORMA CONDENSED, COMBINED STATEMENT OF OPERATIONS
                                   (Unaudited)
                 Nine Months Ended September 30, 2004 (Manakoa)
           June 22, 2004 (inception) Through September 19, 2004 (ACSI)

                                                                           Pro Forma
                                                            -------------------------------------
                                   Manakoa         ACSI         Adjustments          Combined
                             ---------------- ------------- ------------------  -----------------
Operating expenses           $      1,706,412  $     18,263         $        -    $     1,724,675
Interest expense                       58,725            -                   -             58,725
                             ---------------- ------------- ------------------  -----------------
Net loss                     $     (1,765,137) $    (18,263)        $        -    $    (1,783,400)
                             ================ ============= ==================  =================
Net income (loss) per share,
   basic and diluted         $          (0.06) $     (18.26)        $    18.26   A   $      (0.06)
                             ================ ============= ==================  =================
Basic and diluted weighted
   average common shares
   outstanding                     28,377,116         1,000          1,999,000   A     30,377,116
                             ================ ============= ==================  =================

Adjustments

A. To increase net loss per share and weighted average common shares outstanding to reflect the shares issued in the ACSI acquisition as if the transactions occurred at the beginning of the period.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements May Prove Inaccurate

This report and the documentation incorporated herein by reference contain Forward-looking statements based on our current expectations, estimates and Projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential,' "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the "Risk-Factors" section contained below and in our Form 10-KSB filed on April 16, 2004 with the Securities and Exchange Commission, or SEC, and the other documents we file with the SEC, including our most recent reports on Form 8-K and Form 10-QSB. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PLAN OF OPERATION

The Company's only operations during this quarter consisted of (i) research, design and product development (ii) capital raising activities and (iii) the addition of employees and consultants (iv) Acquistion of Advanced Cyber Security, Inc. and (v) Quanstar Group, LLC Agreement.

Off-balance sheet arrangements

The Company generated no revenue during the period covered by this Report. Net Losses for the quarter ending September 30, 2004 of $1,010,351 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At September 30, 2004, the company had total assets of $1,872,453 and total current liabilities of $2,097,342. The Company had $140,484 in cash at September 30, 2004 and no off-balance sheet arrangements to report.

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

Summary of product research and development

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

Product:             Description
----------------     -----------------------------------------------------------
Compliance WorkCenter(TM)
                    Assess the state of compliance, perform appropriate gap analyses, and provide Board of Director level plans for achieving compliance


Compliance  Command and Control Center(TM)
                    Based  on  Board  of  Director  approved   compliance  plan,
                    controls are implemented to meet and monitor the desired tate of risk management and regulatory compliance.

Compliance KnowledgeBase(tm)
                    A subscription based on-line portal designed to transfer information on risk management and regulatory compliance.


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

Expected purchase or sale of significant plant & equipment

The Company foresees no expected purchase or sale of plant or related facilities at this time.

Expected significant changes in the number of employees

The Company began its planned expansion of employees and currently has 10 full time employees and several contractors. This number is anticipated to increase by 24 (employees and consultants) over the next 12 months.

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


PART II. OTHER INFORMATION

Item 1.  LEGAL  PROCEEDINGS.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no current litigation pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

OTHER INFORMATION -continued

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.

Organizational, Board, By-Laws and Operational Changes

After serving the Company through an important transitional period, Tina Hansen, Board Member opted to pursue other business endeavors and resigned as director of the company. Brad Partridge, CEO, President and Board member has resigned from all those positions effective May 18, 2003 with the announcement of replacement officers and Board members.

Ken Hatch was designated to fill the vacant directorship created by the resignation. He will serve until the next annual meeting of shareholders and until his successor has been elected and qualified. Robert Papke was designated to fill the vacant position of Corporate Secretary. The company also announced the confirmation of Admiral Stuart Platt (USN-retired) was confirmed Chairman of the board.

As reflected by the Press Release of May 18, 2004, Robert Williams was elected to the Board of Directors and Chief Executive Officer. James Katzaroff was elected to the Board of Directors and President.

As reflected by the Press Release of June 2, 2004, James C. Riviere was elected to the Board of Directors and Chairman of the Audit Committee.


Agreements

On September 3, 2004 the Company acquired Advanced Cyber Security, Inc. (ACSI), a wholly owned subsidiary of UTEK Corporation ("UTEK"), in a stock for stock transaction.

ACSI holds a worldwide license to a prototype program for systems administrator simulation training (SAST). The program rapidly evaluates the cyber security experience of system administrators to identify, circumvent or recover from hacker activity. The program consists of a network of training tools that simulate the cyber environment and are launched through an automated system.

On October 5, 2004 the Company entered into an agreement with The QuanStar Group, LLC., under which QuanStar will actively assist the Company with developing Strategic partnerships and with executing its growth and operational plans. QuanStar will also work with Manakoa to expand sales channels for the Company's suite of products and services.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code


(1) Incorporated by reference, Form 8-K/A filed with the Commission on November 4, 2004.

(2) Incorporated by reference, Form 8-K filed with the Commission on October 18, 2004.

(3) Incorporated by reference, Form 8-K filed with the Commission on October 15, 2004.

(4) Incorporated by reference, Form 8-K filed with the Commission on October 7, 2004.

(5) Incorporated by reference, Form 8-K filed with the Commission on October 4, 2004.

(6) Incorporated by reference, Form 8-K filed with the Commission on September 7, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation


By: /s/ G. Robert Williams                           11/19/2004
    -----------------------------                    --------------
Name:   G. Robert Williams                              (Date)
Title:  Chief Executive Officer