Form 10QSB/A
period 2004-03-31
MANAKOA SERVICES CORP
filed 2005-01-14
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB/A

                                 Amendment No. 2

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

                               TABLE OF CONTENTS
                                -----------------
ITEM I                                                                      Page

PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS ............................................  3
       BALANCE SHEET .......................................................  3
       STATEMENTS OF OPERATIONS ............................................  4
       STATEMENTS OF CASH FLOWS ............................................  5
       NOTES TO AUDITED FINANCIAL STATEMENTS ...............................  6

   Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION ........................................  9
       PLAN OF OPERATION ...................................................  9
       OFF-BALANCE SHEET ARRANGEMENTS ......................................  9
       CONTROLS AND PROCEDURES ............................................. 10

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS ............................................... 11
   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................ 11
   Item 3. DEFAULTS UPON SENIOR SECURITIES ................................. 11
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 11
   Item 5. OTHER INFORMATION ............................................... 11
   Item 6. EXHIBITS AND REPORTS ON FORM 8-K ................................ 11

SIGNATURES ................................................................. 11

CERTIFICATIONS ............................................................. 12

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2004
                                                                     As Restated
                                                                    (See Note 5)
                                                                      ----------
                                     Assets
Current assets:
     Cash                                                            $  166,829
                                                                     ----------
           Total current assets                                         166,829

Property and equipment, net                                               9,200
                                                                     ----------

                                                                     $  176,029
                                                                     ==========
                     Liabilities and Shareholders' Deficit

Current liabilities:
     Current maturities on long-term debt (Note 2)                   $  100,000
     Accounts payable                                                   152,480
     Notes payable, convertible (Note 4)                                631,500
     Accrued interest on convertible notes (Note 4)                      11,179
     Indebtedness to related parties (Note 2)                           272,734
     Accrued employee compensation                                      500,000
     Accrued interest (Note 2)                                            2,834
     Other accrued liabilities                                           23,000
                                                                     ----------
           Total current liabilities                                  1,693,727

Long-term debt:
     Note payable to officer, less current maturities (Note 2)           75,000
                                                                     ----------
           Total liabilities                                          1,768,727
                                                                     ----------

Shareholders' deficit:
     Preferred stock, -0- shares issued and outstanding                      --
     Common stock, 27,853,783 shares issued and outstanding              27,854
     Common stock subscriptions                                            (610)
     Additional paid-in capital                                         124,605
     Deficit accumulated during the development stage                (1,744,547)
                                                                     ----------
           Total shareholders' deficit                               (1,592,698)
                                                                     ----------
                                                                     $  176,029
                                                                     ==========






See accompanying notes to condensed consolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                        November 21,
                                                                            2001
                                                Three Months Ended       (Inception)
                                                     March 31,             Through
                                           ---------------------------    March 31,
                                                 2004          2003          2004
                                           ------------- ------------- -------------

Service revenue                             $         --  $      4,800  $     89,625
                                           ------------- ------------- -------------
Operating expenses:
     Cost of services                                 --         8,280        83,775
     Stock-based compensation:
     Software development services                    --        81,000       480,000
     Compensation                                 68,500        18,750       218,500
     Research and development                     66,666       120,000       716,666
     Other general and administrative costs      209,322         8,796       322,786
                                           ------------- ------------- -------------

           Total operating expenses              344,488       236,826     1,821,727
                                           ------------- ------------- -------------

           Loss from operations                 (344,488)     (232,026)   (1,732,102)

Interest expense                                 (11,611)           --       (12,445)
                                           ------------- ------------- -------------

           Loss before income taxes             (356,099)     (232,026)   (1,744,547)

Income tax provision (Note 3)                         --            --            --
                                           ------------- ------------- -------------

           Net loss                         $   (356,099) $   (232,026) $ (1,744,547)
                                           ============= ============= =============


Basic and diluted loss per share            $      (0.01) $      (0.04)
                                           ============= =============

Weighted average common shares outstanding    27,853,783     6,100,000
                                           ============= =============


See accompanying noted to condensed consolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                         (A Development stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                      November 21,
                                                                                          2001
                                                             Three Months Ended        (Inception)
                                                                   March 31,             Through
                                                         ---------------------------     March 31,
                                                                2004          2003         2004
                                                         ------------- ------------- -------------
Net cash (used in)operating activities                    $   (302,676) $         68  $   (302,131)
                                                         ------------- ------------- -------------

Cash flows from investing activities
     Equipment purchases                                        (2,437)           --        (2,437)
     Cash acquired in EIDT merger                                   --            --         4,797
                                                         ------------- ------------- -------------
           Net cash (used in) provided by
              investing activities                              (2,437)           --         2,360
                                                         ------------- ------------- -------------

Cash flows from financing activities:
     Proceeds from issuance of convertible debt (Note 4)       491,500            --       491,500
     Principal payments on promissory note (Note 2)            (25,000)           --       (25,000)
     Proceeds from sale of common stock                             --            --           100
                                                         ------------- ------------- -------------
           Net cash provided by
              financing activities                             466,500            --       466,600
                                                         ------------- ------------- -------------

              Net change in cash                               161,387            68       166,829

Cash, beginning of period                                        5,442           984            --
                                                         ------------- ------------- -------------

Cash, end of period                                       $    166,829  $      1,052  $    166,829
                                                         ============= ============= =============

Supplemental disclosure of cash flow information:
     Income taxes                                         $         --  $         --  $         --
                                                         ============= ============= =============
     Interest                                             $         --  $         --  $         --
                                                         ============= ============= =============

Non-cash financing activities:
     Common stock issued in Manakoa/SLX
        Stock Purchase Agreement (Note 1)                 $         --  $         --  $     (2,036)
                                                         ============= ============= =============
     Common stock issued in Manakoa/EIDT
        Stock Purchase Agreement (Note 1)                 $         --  $         --  $   (401,215)
                                                         ============= ============= =============

See accompanying  notes to condensed consolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

Note 2:  Related party transactions

As of December 31, 2003, the Company owed officers and shareholders a total of $287,949 for working capital advances, accrued salaries, accrued rent, and expenses paid on behalf of the Company. During the three months ended March 31, 2004, the Company repaid $15,215, reducing the balance to $272,734. These related party liabilities are non-interest bearing and due on demand. The $272,744 is included in the accompanying condensed consolidated financial statements as "Indebtedness to related parties".

As of December 31, 2003, the Company held a $200,000 promissory note owed to an officer of the Company. The note carries a four percent interest rate and matures on March 31, 2006. During the three months ended March 31, 2004, the Company repaid $25,000 against the note reducing the balance to $175,000. Accrued interest on the note totaled $2,834 at March 31, 2004.

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Convertible notes payable

As part of December 31, 2003, the Company had issued $140,000 in convertible promissory notes. During the three months ended March 31, 2004, the Company issued an additional $491,500 in convertible promissory notes, increasing the total balance owed on the notes to $631,500. The notes carry a 10 percent interest rate and mature on November 10, 2004. The $140,000 in notes issued in 2003 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering, planned for 2004. The remaining $491,500 of notes issued in 2004 may be converted into the Company's common stock, at the debt holder's discretion, at a rate equal to the established unit price. Accrued interest payable on the notes totaled $11,179 at March 31, 2004.

Note 5:  Restatement

Following a review of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, the SEC determined that the Stock Purchase Agreement between MSC and SLX should be reported as a recapitalization of SLX and not as a business combination in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (as previously reported).

As a result, the acquisition was accounted for as the sale of 12,200,000 shares of SLX common stock for the net liabilities of MSC based on the historical book value, as opposed to the fair value method required under SFAS 141. The impact of the change resulted in the reclassification of the balances in the Company's shareholders' deficit accounts and a reduction in the net loss recognized for the year ended December 31, 2003.

The following sets forth the effects of the restatements on the subsequent March 31, 2004 condensed balance sheet. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Quarterly Report on Form 10-QSB as of March 31, 2004.

                          MANAKOA SERVICES CORPORATION
                            (A Development Company)
                                 Balance Sheet

                                 March 31, 2004

                                     Assets

Current assets:                                        As Previously
                                                          Reported    Adjustments   As Restated
                                                       ------------- ------------- -------------
Cash                                                    $    166,829  $         --  $    166,829
                                                       ------------- ------------- -------------
           Total current assets                              166,829            --       166,829

Property and equipment, net of accumulated depreciation        9,200            --         9,200
                                                       ------------- ------------- -------------

           Total assets                                 $    176,029  $         --  $    176,029
                                                       ============= ============= =============

                     Liabilities and Shareholders' Deficit

Current liabilities:
     Current maturities on long-term debt               $    100,000  $         --  $    100,000
     Accounts payable                                        152,480            --       152,480
     Notes payable, convertible                              631,500            --       631,500
     Accrued interest on convertible notes                    11,179            --        11,179
     Indebtedness to related parties                         272,734            --       272,734
     Accrued employee compensation                           500,000            --       500,000
     Accrued interest                                          2,834            --         2,834
     Other accrued liabilities                                23,000            --        23,000
                                                       ------------- ------------- -------------
           Total current liabilities                       1,693,727            --     1,693,727

Long-term debt:
     Notes payable                                            75,000            --        75,000
                                                       ------------- ------------- -------------
           Total liabilities                               1,768,727            --     1,768,727
                                                       ------------- ------------- -------------

Contingencies                                                     --            --            --

Shareholders' deficit:
     Preferred stock                                              --            --            --
     Common stock                                             27,854            --        27,854
     Common stock subscriptions                                 (610)           --          (610)
     Outstanding common stock options                         25,400       (25,400)           --
     Additional paid-in capital                            2,954,751    (2,830,146)      124,605
     Deficit accumulated during the development stage     (4,600,093)    2,855,546    (1,744,547)
                                                       ------------- ------------- -------------

           Total shareholders' deficit                    (1,592,698)           --    (1,592,698)
                                                       ------------- ------------- -------------

           Total liabilities and shareholders' deficit  $    176,029  $         --  $    176,029
                                                       ============= ============= =============

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



By: /s/ G.Robert Wlliams                                           1/14/2005
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


Date: January 14, 2005                              By: /s/ G. Robert Williams
                                                    ---------------------------
                                                    G. Robert Williams C.E.O.
                                                   (Principle Executive Officer)

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


Date: January 14, 2005                             By: /s/ James C. Katzaroff
                                                   ----------------------------
                                                   James C. Katzaroff
                                                   President & Acting Treasurer
                                                   (Principle Financial Officer)

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


Date: January 14, 2005                              By: /s/ G. Robert Williams
                                                    ----------------------------
                                                    G. Robert Williams C.E.O.
                                                   (Principle Executive Officer)


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



Date: January 14, 2005                             By: /s/ James C. Katzaroff
                                                    ----------------------------
                                                    James C. Katzaroff
                                                    President & Acting Treasurer
                                                   (Principle Financial Officer)


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