Form 10QSB/A
period 2004-06-30
MANAKOA SERVICES CORP
filed 2005-01-14
CIK 1091967

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


                                    000-27365
                            ------------------------
                            (Commission File Number)

           Nevada                                            88-0440528
- - ----------------------------------------------------------------------------
  (State or jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                           Identification No.)


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

ITEM I                                                                     Page

PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS ..............................................3
       BALANCE SHEET .........................................................3
       STATEMENTS OF OPERATIONS ..............................................4
       STATEMENTS OF CASH FLOWS ..............................................5
       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT ...............6
       NOTES TO AUDITED FINANCIAL STATEMENTS .................................7

   Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION .........................................10
       PLAN OF OPERATION ....................................................10
       OFF-BALANCE SHEET ARRANGEMENTS .......................................10
       CONTROLS AND PROCEDURES ..............................................11

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS ................................................12
   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................12
   Item 3. DEFAULTS UPON SENIOR SECURITIES ..................................12
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............12
   Item 5. OTHER INFORMATION ................................................12
   Item 6. EXHIBITS AND REPORTS ON FORM 8-K .................................13

SIGNATURES ..................................................................13

CERTIFICATIONS ..............................................................14

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                          MANAKOA SERVICES CORPORATION
                             (A Development Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2004

                                                              As Restated
                                                              (See Note 6)
                                                             -------------
                                     Assets

Current assets:
    Cash                                                     $     268,131
    Prepaid consulting services (Note 5)                           593,667
    Prepaid insurance                                               20,531
                                                             -------------
          Total current assets                                     882,329

Property and equipment, net                                          9,914
                                                             -------------
                                                             $    892,243
                                                             =============
                      Liabilities and Shareholders' Deficit

Current liabilities:

    Current maturities on long-term debt (Note 2)            $     100,000
    Accounts payable                                               177,187
    Notes payable, convertible (Note 4)                            831,090
    Accrued interest on convertible notes (Note 4)                  27,708
    Loan payable (Note 4)                                          250,000
    Indebtedness to related parties (Note 2)                       273,418
    Accrued employee compensation                                  500,000
    Accrued interest (Note 2)                                        4,584
    Other accrued liabilities                                      108,531
                                                             -------------
                  Total current liabilities                  $   2,272,518

Long-term debt:

    Note payable to officer, less current maturities (Note 2)       75,000
                                                             -------------
                  Total liabilities                              2,347,518
                                                             -------------

Shareholders' deficit (Note 5):
    Preferred stock, -0- shares issued and outstanding                  --
    Common stock, 29,398,783 shares issued and outstanding          29,399
    Additional paid-in capital                                     919,060

    Deficit accumulated during the development stage            (2,403,734)
                                                             -------------
                  Total shareholders' deficit                   (1,455,275)
                                                             -------------
                                                             $     892,243
                                                             =============


See accompanying notes to Condensed Consolidated Financial Statements.

                          MANAKOA SERVICES CORPORATION
                             (A Development Company)
                        Condensed Statement of Operations
                                   (Unaudited)

                                                                                                    November 21,
                                                                                                      2001
                                                                                                   (Inception)
                                                Three Months Ended         Six Months Ended          Through
                                                    June 30,                   June 30,              June 30,
                                           ------------- ------------- ------------- ------------- ------------
                                                2004         2003          2004          2003        2004
                                           ------------- ------------- ------------- ------------- -------------
Service revenue                             $        --   $     25,800  $         --  $     30,600  $     89,625
                                           ------------- ------------- ------------- ------------- -------------
Operating expenses:
   Cost of services                                   --       15,480             --        23,760        83,775
   Stock-based compensation (Note 5):
       Software research and development          67,500        81,000        67,500       162,000       547,500
       Consulting                                 59,833            --        59,833            --        59,833
       Investor relations                         75,000            --        75,000            --        75,000
   Salary and payroll taxes                       95,399        18,750       163,899        37,500       313,899
   Research and development                           --       120,000        56,666       240,000       706,666
   Other general and administrative costs.       343,176        54,174       562,498        62,970       675,962
                                           ------------- ------------- ------------- ------------- -------------

           Total operating expenses              640,908       289,404       985,396       526,230     2,462,635
                                           ------------- ------------- ------------- ------------- -------------

           Loss from operations                 (640,908)     (263,604)     (985,396)     (495,630)   (2,373,010)

Interest expense                                 (18,279)           --       (29,890)           --       (30,724)
                                           ------------- ------------- ------------- ------------- -------------
           Loss before income taxes             (659,187)     (263,604)   (1,015,286)     (495,630)   (2,403,734)

Income tax provision (Note 3)                         --            --            --            --            --
                                           ------------- ------------- ------------- ------------- -------------
           Net loss                         $   (659,187)  $  (263,604) $ (1,015,286) $   (495,630)   (2,403,734)
                                           ============= ============= ============= ============= =============
Basic and diluted loss per share            $      (0.02)  $     (0.04) $      (0.04) $      (0.08)
                                           ============= ============= ============= =============

Weighted average common shares outstanding.   28,900,450     6,100,000    28,377,116     6,100,000
                                           ============= ============= ============= =============




See accompanying notes to Condensed Consolidated Financial Statements.

                          MANAKOA SERVICES CORPORATION
                             (A Development Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                 November 21,
                                                                                    2001
                                                                                 (Inception)
                                                              Six Months Ended     Through
                                                                    June 30,      June 30,
                                                        ----------- -----------  -----------
                                                            2004       2003         2004
          Net Cash (used in)                            ----------- -----------  -----------
             operating activities                        $ (648,667) $      935   $ (648,122)
                                                        ----------- -----------  -----------

Cash flows from investing activities:
   Equipment purchases                                       (5,344)         --       (5,344)
   Cash acquired in EIDT merger                                  --          --        4,797
                                                        ----------- -----------  -----------
          Net cash (used in) provided by
             investing activities                            (5,344)         --         (547)
                                                        ----------- -----------  -----------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt (Note 4)      691,090          --      691,090
   Proceeds from issuance of loan (Note 4)                  250,000          --      250,000
   Principal payments on promissory note (Note 2)           (25,000)         --      (25,000)
   Proceeds from sale of common stock                           610          --          710
                                                        ----------- -----------  -----------
          Net cash provided by
             financing activities                           916,700          --      916,800
                                                        ----------- -----------  -----------

             Net change in cash                             262,689         935      268,131

Cash, beginning of period                                     5,442         984           --
                                                        ----------- -----------  -----------

Cash, end of period                                      $  268,131  $    1,919  $   268,131
                                                        =========== =========== ============
Supplemental disclosure of cash flow information:

  Income taxes                                           $       --  $       --  $        --
                                                        ----------- -----------  -----------
  Interest                                               $       --  $       --  $       --
                                                        ----------- -----------  -----------

Non-cash financing activities:
Common stock issued in Manakoa/SLX
  Stock Purchase Agreement (Note 1)                      $       --  $       --   $   (2,036)
                                                        =========== ===========  ===========
Common stock issued in Manakoa/EIDT
  Stock Purchase Agreement (Note 1)                      $       --  $       --   $ (401,215)
                                                        =========== ===========  ===========




See accompanying notes to Condensed Consolidated Financial Statements.

                          MANAKOA SERVICES CORPORATION
                             (A Development Company)
            Condensed Statement of Changes in Stockholders' Deficit
                                  (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                          Common Stock          Common      Additional   During the
                                   ------------------------      Stock         Paid-in  Development
                                        Shares   Par Value  Subscriptions    Capial       Stage        Total
                                   ------------- ---------- -------------- ----------- ------------ -------------
Balance, January 1, 2004              27,853,783  $  27,854  $        (610) $  124,605  $(1,388,448) $ (1,236,599)

Receipt of stock subscription                 --         --            610          --           --           610
Common stock issued in exchange for
services (Note 5)                      1,545,000      1,545             --     794,455           --       796,000
Net loss                                      --         --             --          --   (1,015,286)   (1,015,286)
                                   ------------- ---------- -------------- ----------- ------------ -------------

Balance, June 30, 2004                29,398,783  $  29,399  $          --  $  919,060  $(2,403,734) $ (1,455,275)
                                   ============= ========== ======================================= =============

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

Note 4:  Convertible notes payable

As of December 31, 2003, the Company had issued $140,000 in convertible promissory notes. During the six months ended June 30, 2004, the Company issued an additional $691,090 in convertible promissory notes, increasing the total balance owed on the notes to $831,090. The notes carry a 10 percent interest rate and mature one year from the date of the note. The $140,000 in notes issued in 2003 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering, planned for 2004. The remaining $691,090 of notes issued in 2004 may be converted into the Company's common stock, at the debt holder's discretion, at a rate equal to the established unit price. Accrued interest payable on the notes totaled $27,708 at June 30, 2004.

Loan payable

On June 30, 2004, an individual loaned the Company $250,000. The loan may be converted into the Company's common stock at a rate of $.50 per share, at the discretion of the loan holder, through June 1, 2005. The note carries a 10 percent interest rate and matures on June 30, 2005. Accrued interest on the note totaled $-0- at June 30, 2004.

On July 1, 2004, the Company granted the note holder warrants to purchase 1,500,000 shares of common stock as a loan origination fee. The exercise price on the warrants is $.01 per share and the warrants expire on July 1, 2005. The traded market value of the common stock on the grant date was $.70 per share. The Company determined the fair value of the warrants in accordance with SFAS 123 and capitalized debt issue costs of $1,035,000 at July 1, 2004. The debt issue costs are amortized to interest expense over the term of the loan (one year).

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Risk-free interest rate                    1.01%
          Dividend yield                             0.00%
          Volatility factor                        115.15%
          Weighted average expected life           1 years


Note 5:  Shareholders' deficit

During the three months ended June 30, 2004, the Company issued 1,545,000 shares of its common stock in exchange for investor relations and business consulting service contracts. The common stock was valued at the traded market value of the stock on the transaction date. Stock-based compensation expense of $202,333 was recognized in the accompanying condensed financial statements for the six months ended June 30, 2004. The remaining $593,667 was recorded as prepaid consulting services.

Note 6:  Restatement

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

The following sets forth the effects of the restatements on the subsequent June 30, 2004 condensed balance sheet. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Quarterly Report on Form 10-QSB as of June 30, 2004.

                          MANAKOA SERVICES CORPORATION
                             (A Development Company)
                                  Balance Sheet

                                 June 30, 2004

                                     Assets

Current assets:                                         As Previously
                                                          Reported    Adjustments   As Restated
                                                       ------------- ------------- -------------
Cash                                                    $    268,131  $         --  $    268,131
Prepaid consulting services                                  593,667            --       593,667
Prepaid insurance                                             20,531            --        20,531
                                                       ------------- ------------- -------------
     Total current assets                                    882,329            --       882,329

Property and equipment, net of accumulated depreciation        9,914            --         9,914
                                                       ------------- ------------- -------------

           Total assets                                 $    892,243  $         --  $    892,243
                                                       ============= ============= =============

                     Liabilities and Shareholders' Deficit

Current liabilities:
     Current maturities on long-term debt               $    100,000  $         --  $    100,000
     Accounts payable                                        177,187            --       177,187
     Notes payable, convertible                              831,090            --       831,090
     Accrued interest on convertible notes                    27,708            --        27,708
     Loan payable                                            250,000            --       250,000
     Indebtedness to related parties                         273,418            --       273,418
     Accrued employee compensation                           500,000            --       500,000
     Accrued interest                                          4,584            --         4,584
     Other accrued liabilities                               108,531            --       108,531
                                                       ------------- ------------- -------------
           Total current liabilities                       2,272,518            --     2,272,518

Long-term debt:
     Notes payable                                            75,000            --        75,000
                                                       ------------- ------------- -------------
           Total liabilities                               2,347,518            --     2,347,518
                                                       ------------- ------------- -------------
Contingencies                                                     --            --            --

Shareholders' deficit:
     Preferred stock                                              --            --            --
     Common stock                                             29,399            --        29,399
     Outstanding common stock options                         25,400       (25,400)           --
     Additional paid-in capital                            3,749,206    (2,830,146)      919,060
     Deficit accumulated during the development stage     (5,259,280)    2,855,546    (2,403,734)
                                                       ------------- ------------- -------------

           Total shareholders' deficit                    (1,455,275)           --    (1,455,275)
                                                       ------------- ------------- -------------

           Total liabilities and shareholders' deficit  $    892,243  $         --  $    892,243
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



By: /s/ G. Robert Williams                              1/12/2005
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


Date: Janury 14, 2005             By: /s/ James C. Katzaroff
                                        ----------------------------
                                           James C. Katzaroff
                                           President & Acting Treasurer
                                           (Principal Financial Officer)

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