Form 10QSB/A
period 2004-09-30
MANAKOA SERVICES CORP
filed 2005-02-03
CIK 1091967

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

                                    000-27365
                            ------------------------
                            (Commission File Number)

           Nevada                                            88-0440528
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

   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION .............................................14
       PLAN OF OPERATION .....................................................14
       OFF-BALANCE SHEET ARRANGEMENTS ........................................14
       CONTROLS AND PROCEDURES ...............................................17

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS .................................................18
   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................18
   Item 3. DEFAULTS UPON SENIOR SECURITIES ...................................18
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............18
   Item 5. OTHER INFORMATION .................................................18
   Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................19
SIGNATURES ...................................................................19

PART I. FINANCIAL INFORMATION

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                            Condensed Balance Sheet
                                  (Unaudited)

                               September 30, 2004

                                                               As Restated
                                                               (See Note 7)
                                                            -------------------
                                     Assets
Current assets:
 Cash                                                       $           140,484
 Prepaid consulting services (Note 5)                                   723,000
 Prepaid consulting services - ACSI (Note 6)                             35,600
 Prepaid insurance                                                       27,646
                                                            -------------------
                         Total current assets                           926,730

Property and equipment, net                                              24,137
Debt issue costs, net (Note 4)                                          776,250
License rights, net (Note 6)                                            145,336
                                                            -------------------
                                                            $         1,872,453
                                                            ===================
                      Liabilities and Shareholders' Deficit
Current liabilities:
 Current maturities on long-term debt (Note 2)              $           100,000
 Accounts payable                                                       207,792
 Notes payable, convertible (Note 4)                                    923,590
 Loan payable (Note 4)                                                  250,000
 Indebtedness to related parties (Note 2)                               273,532
 Accrued employee compensation.                                         500,000
 Accrued interest payable:
       Related party (Note 2)                                             6,334
       Convertible notes (Note 4)                                        49,647
       Other (Note 4)                                                     6,301
 Other accrued liabilities                                               30,146
                                                            -------------------
                       Total current liabilities                      2,347,342
Long-term debt:
 Note payable to officer, less current maturities (Note 2)               75,000
                                                            -------------------
                              Total liabilities                       2,422,342
                                                            -------------------
Shareholders' deficit (Notes 4 and 5):
 Preferred stock, -0- shares issued and outstanding                          --
 Common stock, 32,646,783 shares issued and outstanding                  32,647
 Outstanding stock awards - 2,423,000                                 1,035,000
 Additional paid-in capital                                           1,796,549
 Deficit accumulated during the development stage                    (3,414,085)
                                                            -------------------
                             Total shareholders' deficit               (549,889)
                                                            -------------------
                                                            $         1,872,453
                                                            ===================

            See accompanying notes to condensed financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                       Condensed Statements of Operations
                                  (Unaudited)



                                                                                                               November 21, 2001
                                                    Three Months Ended                  Nine Months Ended         (Inception)
                                                       September 30,                       September 30,            Through
                                            --------------------------------- ---------------------------------  September 30,
                                                 2004              2003             2004              2003            2004
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Service revenue                              $           --     $       3,400    $         --    $       34,000   $       89,625
                                            ---------------- ---------------- ---------------- ---------------- ----------------

Operating expenses:
   Cost of services                                       --            6,840               --           30,600           83,775
   Stock-based compensation (Note 5):
      Software research and development                   --          117,000           67,500          279,000          547,500
      Consulting                                     150,667               --          210,500               --          210,500
      Investor relations                             169,000               --          244,000               --          244,000
   Research and development                          269,745          150,000          326,411          390,000          976,411
   General and administrative costs                  131,604           58,902          858,001          159,372        1,121,465
                                            ---------------- ---------------- ---------------- ---------------- ----------------

           Total operating expenses                  721,016          332,742        1,706,412          858,972        3,183,651
                                            ---------------- ---------------- ---------------- ---------------- ----------------
           Loss from operations                     (721,016)        (329,342)      (1,706,412)        (824,972)      (3,094,026)

Interest expense:
   Debt issue costs (Note 4)                        (258,750)              --         (258,750)              --         (258,750)
   Other                                             (30,585)              --          (60,475)              --          (61,309)
                                            ---------------- ---------------- ---------------- ---------------- ----------------

           Loss before income taxes               (1,010,351)        (329,342)      (2,025,637)        (824,972)      (3,414,085)

Income tax provision (Note 3)                             --               --               --               --               --
                                            ---------------- ---------------- ---------------- ---------------- ----------------
           Net loss                          $    (1,010,351)   $    (329,342)   $  (2,025,637)  $     (824,972)  $   (3,414,085)

                                            ================ ================ ================ ================ ================
Basic and diluted loss per share                     $ (0.03)         $ (0.05)         $ (0.07)         $ (0.14)
                                            ================ ================ ================ ================
Weighted average common shares outstanding        28,900,450        6,100,000       28,377,116        6,100,000
                                            ================ ================ ================ ================

            See accompanying notes to condensed financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
            Condensed Statement of Changes in Shareholders' Deficit
                                  (Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                            Common Stock        Common     Outstanding   Additional    During the
                                      ----------------------     Stock        Stock        Paid-in     Development
                                         Shares   Par Value  Subscriptions    Awards       Capial         Stage          Total
                                      ----------- ---------- ------------- ------------ ------------- ------------- -------------
Balance, January 1, 2004               27,853,783  $  27,854   $      (610)  $       --   $   124,605  $ (1,388,448) $ (1,236,599)

Receipt of stock subscription                  --         --           610           --            --            --           610
Common stock issued in exchange for
   services (Note 5)                    2,293,000      2,293            --           --     1,242,707            --     1,245,000
July 2004, warrants granted as debt
   issue costs (Note 4)                        --         --            --    1,035,000            --            --     1,035,000
September 2004, sale of common stock
   ($.50/share) (Note 5)                  500,000        500            --           --       249,500            --       250,000
September 2004, common stock issued
   to acquire Advanced Cyber Security,
   Inc. (Note 6)                        2,000,000      2,000            --           --       179,737            --       181,737
Net loss                                       --         --            --           --            --    (2,025,637)   (2,025,637)
                                      ----------- ---------- ------------- ------------ ------------- ------------- -------------

Balance, September 30, 2004            32,646,783  $  32,647   $        --   $ 1,035,000  $ 1,796,549  $ (3,414,085)  $  (549,889)
                                      =========== ========== ============= ============= ============ ============= =============

            See accompanying notes to condensed financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                              November 21,
                                                                                                  2001
                                                                 Nine Months Ended            (Inception)
                                                                    September 30,               Through
                                                        ----------------------------------    September 30,
                                                                 2004             2003            2004
                                                        ----------------- ---------------- -----------------
                  Net cash (used in)
                     operating activities.               $    (1,066,378) $         1,679  $     (1,065,833)
                                                        ----------------- ---------------- -----------------

Cash flows from investing activities:
     Equipment purchases                                          (22,180)              --           (22,180)
     Cash acquired in EIDT merger                                      --               --             4,797
                                                        ----------------- ---------------- -----------------
                  Net cash (used in) provided by
                     investing activities                         (22,180)              --           (17,383)
                                                        ----------------- ---------------- -----------------

Cash flows from financing activities:
     Proceeds from issuance of convertible debt (Note 4)          783,590               --           783,590
     Principal payments on promissory note
        owed to an officer (Note 2)                               (25,000)              --           (25,000)
     Proceeds from issuance of promissory note (Note 4)           250,000               --           250,000
     Proceeds from sale of common stock                           250,610               --           250,710
                                                        ----------------- ---------------- -----------------
                  Net cash provided by
                     financing activities.                      1,259,200               --         1,259,300
                                                        ----------------- ---------------- -----------------

                  Net change in cash                              170,642            1,679           176,084

Cash, beginning of period                                           5,442              984                --
                                                        ----------------- ---------------- -----------------

Cash, end of period                                       $       176,084  $         2,663  $        176,084
                                                        ================= ================ =================

Supplemental disclosure of cash flow information:
     Income taxes                                         $            --  $            --  $             --
                                                        ================= ================ =================
     Interest                                             $            --  $            --  $             --
                                                        ================= ================ =================

Non-cash financing activities:
     Common stock issued to acquire Advanced
        Cyber Security, Inc. (Note 6)                     $       181,737  $            --  $        181,737
                                                        ================= ================ =================
     Common stock issued in Manakoa/SLX
        Stock Purchase Agreement (Note 1)                 $            --  $            --  $         (2,036)
                                                        ================= ================ =================
     Common stock issued in Manakoa/EIDT
        Stock Purchase Agreement (Note 1)                 $            --  $            --   $      (401,215)
                                                        ================= ================  =================

            See accompanying notes to condensed financial statements

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

Note 4: Notes and loan payable

Convertible notes payable

As of December 31, 2003, the Company had issued $140,000 in convertible promissory notes. During the nine months ended September 30, 2004, the Company issued an additional $783,590 in convertible promissory notes, increasing the total balance owed on the notes to $923,590. The notes carry a 10 percent interest rate and mature one year from the date of the note. The first $310,000 in notes issued between October 2003 and January 2004 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering. The remaining $613,590 of notes issued in 2004 may be converted into the Company's common stock, at the debt holder's discretion, at a rate equal to the established unit price. On the maturity date of the respective notes, the Company has the right and option to automatically convert the unpaid principal balance and accrued interest then outstanding into the number of common shares resulting from dividing all of the unpaid principal and accrued interest by an amount equal to the established per unit price (80% for the first $310,000 in notes) of the Company's planned private placement offering. Accrued interest payable on the notes totaled $49,647 at September 30, 2004.

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

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Risk-free interest rate                   2.00%
          Dividend yield                            0.00%
          Volatility factor.                      785.38%
          Weighted average expected life          5 years

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

The following schedule summarizes the changes in the Company's stock awards:


                                Awards Outstanding and Exercisable       Weighted Average      Weighted Average
                             --------------------------------------- ---------------------------------------------
                                  Number of        Exercise Price         Exercise Price           Remaining
                                   Shares             Per Share              Per Share          Contractual Life
                             -------------------- ------------------ ------------------------- -------------------
Balance at January 1, 2004          175,000          $.06 to $.10        $              0.07        1.5 years
   Awards granted                 2,248,000         $.01 to $1.10        $              0.37           1 year
   Awards exercised                       -              $0.00           $                 -              N/A
   Awards cancelled/expired               -              $0.00           $                 -              N/A
                             --------------------                    -------------------------
Balance at September 30, 2004     2,423,000         $.01 to $1.10        $              0.35           1 year
                             ====================


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

                                                                    Pro Forma
                                                         --------------------------------
                                Manakoa         ACSI       Adjustments      Combined
                           -------------- -------------- --------------    --------------
Operating expenses          $   1,706,412  $      18,263  $           -     $   1,724,675
Interest expense               58,725                  -              -            58,725
                           -------------- -------------- --------------    --------------
Net loss                    $  (1,765,137) $     (18,263) $           -     $  (1,783,400)
                           ============== ============== ==============    ==============

Net income (loss) per share,
   basic and diluted        $       (0.06) $      (18.26) $       18.26  A  $       (0.06)
                           ============== ============== ==============    ==============
Basic and diluted weighted
   average common shares
   outstanding                 28,377,116          1,000      1,999,000  A     30,377,116
                           ============== ============== ==============    ==============



Adjustments

     A. To increase net loss per share and weighted average common shares outstanding to reflect the shares issued in the ACSI acquisition as if the transactions occurred at the beginning of the period.

Note 7: Restatement

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

The following sets forth the effects of the restatements on the subsequent September 30, 2004 condensed balance sheet. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Quarterly Report on Form 10-QSB as of September 30, 2004. MANAKOA SERVICES CORPORATION (A Development Stage Enterprise) Balance Sheet

                               September 30, 2004



                                  Assets
Current assets:                                                      As Previously
                                                                      Reported          Adjustments        As Restated
                                                                   ------------------ ----------------- ------------------
   Cash                                                             $         140,484  $             --    $       140,484
   Prepaid consulting services                                                723,000                --            723,000
   Prepaid consulting services - ACSI                                          35,600                --             35,600
   Prepaid insurance                                                           27,646                --             27,646
                                                                   ------------------ ----------------- ------------------
                              Total current assets                            926,730                --            926,730

Property and equipment, net                                                    24,137                --             24,137
Debt issue costs, net                                                         776,250                --            776,250
License rights, net                                                           145,336                --            145,336
                                                                   ------------------ ----------------- ------------------

                                   Total assets                      $      1,872,453   $            --    $     1,872,453
                                                                   ================== ================= ==================
                   Liabilities and Shareholders' Deficit
Current liabilities:
   Current maturities on long-term debt                             $         100,000  $             --    $       100,000
   Accounts payable                                                           207,792                --            207,792
   Notes payable, convertible                                                 923,590                --            923,590
   Loan payable                                                               250,000                --            250,000
   Indebtedness to related parties                                            273,532                --            273,532
   Accrued employee compensation.                                             500,000                --            500,000
   Accrued interest payable:
        Related party                                                           6,334                --              6,334
        Convertible notes                                                      49,647                --             49,647
        Other                                                                   6,301                --              6,301
   Other accrued liabilities                                                   30,146                --             30,146

                                                                   ------------------ ----------------- ------------------
                              Total current liabilities                     2,347,342                --          2,347,342

Long-term debt:
   Notes payable                                                               75,000                --             75,000
                                                                   ------------------ ----------------- ------------------

                              Total liabilities                             2,422,342                --          2,422,342
                                                                    ------------------ ----------------- -----------------
Contingencies                                                                      --                --                 --

Shareholders' deficit:
   Preferred stock                                                                --                 --                 --
   Common stock                                                                32,647                --             32,647
   Outstanding common stock options                                         1,060,400           (25,400)         1,035,000
   Additional paid-in capital                                               4,626,695        (2,830,146)         1,796,549
   Deficit accumulated during the development stage                        (6,269,631)        2,855,546         (3,414,085)
                                                                   ------------------ ----------------- ------------------

                Total shareholders' deficit                                  (549,889)               --           (549,889)
                                                                   ------------------ ----------------- ------------------
                Total liabilities and shareholders' deficit      $          1,872,453  $             --    $     1,872,453
                                                                   ================== ================= ==================

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

Product:             Description
------------------   -----------------------------------------------------------
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

(a) Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports on form 8-K

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

Manakoa Services Corporation


By: /s/ G. Robert Williams                           February 03, 2005
    -----------------------------                    -----------------
Name:   G. Robert Williams                                 (Date)
Title:  Chief Executive Officer