Form 10KSB/A
period 2003-12-31
MANAKOA SERVICES CORP
filed 2005-02-07
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                  FORM 10-KSB/A

                                 Amendment No. 2


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

ITEM 4 SUBMISSIONS  OF  MATTERS  TO A VOTE OF  SECURITY  HOLDERS .............7

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............7

ITEM 6 MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OR  PLAN  OF
          OPERATION...........................................................8

ITEM 7 FINANCIAL STATEMENTS..................................................13

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE .............................13

ITEM 8A CONTROLS AND PROCEDURES .............................................13

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .........14

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

Manakoa Services Corporation was a privately held Washington state corporation prior to any merger activity. It was a consulting services start up without sales but with a focus on the financial sector. The merger between Manakoa-Washington and SLX occurred as a result of the value perceived by the principles of the two private companies. No financial impact analysis entered into the decision to merge. It was based solely on the belief of private owners that a merger was appropriate based on mutual interest and strategies. The reverse merger with EIDT occurred as method to become a public company. The Board of Directors of EIDT did conduct an independent analysis and determined it was to the benefit of its stockholders to approve the action. The financial impact of that merger is documented in the pre and post merger financial statement on file with the SEC.

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

                                                                      Year first
Name                       Age   Position                               elected
-------                    ---   --------                            -----------
Electronic Identification
Stuart Platt               70    Chairman of The Board                      2003
Brad Partridge             44    Chief Executive Officer, President         2003
                                 And Director
Tina Hanson                48    Secretary and Director                     2003

Manakoa Services, Inc.
James C. Katzaroff         47    President of MSC Washington                2003
G. Robert Williams         56    Chief Executive Officer of MSC Washington  2003

Secure Logistix
G. Robert Williams         56    Chief Executive Officer                    2003

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

Name and Position                 Year   Salary   Bonus   Other
-------------------------------------------------------------------
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

     32.1*Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brad Partridge, as Principal Executive Officer and James C. Katzaroff, as Principal Financial Officer, EVP and Acting Treasurer.

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



By: /s/ G. Robert Williams                                          02/01/2005
    ----------------------                                         -------------
Name:   G. Robert Williams                                             (Date)
Title:  C.E.O.

FINANCIAL STATEMENTS


                       INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)

Independent Auditors' Report ............................................. 21
Consolidated Balance Sheet at December 31, 2003 .......................... 22
Consolidated Statement of Operations for the period from May 20, 2003
     (inception) through December 31, 2003 ............................... 23
Consolidated Statement of Changes in Shareholders' Deficit for the period from May 20, 2003 (inception) through December 31, 2003 ............. 24
Consolidated Statement of Cash Flows for the period from May 20, 2003
     (inception) through December 31, 2003 ............................... 25
Notes to Consolidated Financial Statements ............................... 26

                         ELECTRONIC IDENTIFICATION, INC

Independent Auditors' Reports ............................................ 50
Balance Sheet at December 30, 2003 ....................................... 51
Statements of Operations from January 1, 2003 through
     December 30, 2003 and for the year ended December 31, 2002 .......... 52
Statement of Changes in Shareholders' Deficit from
     January 1, 2002 through December 30, 2003 ........................... 53
Statements of Cash Flows from January 1, 2003 through
     December 30, 2003 and for the year ended December 31, 2002 .......... 54
Notes to Financial Statements ............................................ 55

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Manakoa Services Corporation:


We have audited the balance sheet of Manakoa Services Corporation (a development stage enterprise) as of December 31, 2003, and the related statements of operations, changes in shareholder's equity, and cash flows, for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manakoa Services Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses since inception and has a working capital deficit at December 31, 2003, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004
(Except for Note 9, as to which
the date is December 16, 2004)

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                December 31, 2003
                                                                  As Restated
                                                                  (See Note 9)
                                                                --------------
                                     Assets
Current assets:
     Cash                                                        $       5,442
                                                                --------------
               Total current assets                                      5,442

Property and equipment, net of accumulated depreciation
     of $91,542 (Note 3)                                                 8,883
                                                                --------------

                                                                $       14,325
                                                                ==============

                      Liabilities and Shareholders' Deficit

Current liabilities:
     Current maturities on long-term debt (Note 2)              $      100,000
     Accounts payable                                                   97,573
     Notes payable, convertible (Note 5)                               140,000
     Accrued interest on convertible notes (Note 5)                      1,568
     Indebtedness to related parties (Note 2)                          287,949
     Accrued employee compensation (Note 1)                            500,000
     Accrued interest (Note 2)                                             834
     Other accrued liabilities                                          23,000
                                                                --------------
               Total current liabilities                             1,150,924

Long-term debt:
     Note payable, less current maturities (Note 2)                    100,000
                                                                --------------
               Total liabilities                                     1,250,924
                                                                --------------

Shareholders' deficit (Notes 1, 2 and 6):
     Preferred stock, $001 par value; 25,000,000 shares
       authorized, -0- shares issued and outstanding                        --
     Common stock, $001 par value; 200,000,000 shares
       authorized, 27,853,783 shares issued and outstanding             27,854
     Common stock subscriptions                                           (610)
     Additional paid-in capital                                        124,605
     Retained deficit                                               (1,388,448)
                                                                --------------
               Total shareholders' deficit                          (1,236,599)
                                                                --------------

                                                                $       14,325
                                                                ==============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                   November 21,
                                                                       2001
                                                                    (Inception)
                                           For The Year Ended        Through
                                                December 31,       December 31,
                                          ----------- ------------ ------------
                                              2003        2002         2003
                                          ----------- ------------ ------------
                                          As Restated
                                         (See Note 9)
                                          -----------

Service revenue                           $    34,000  $    55,625  $    89,625
                                          ----------- ------------ ------------

Operating expenses:
     Cost of services                          30,600       53,175       83,775
     Stock-based compensation (Note 6):
          Software development services       480,000           --      480,000
     Compensation                              75,000       75,000      150,000
     Research and development                 575,000       75,000      650,000
     Other general and administrative costs    93,143       20,321      113,464
                                          ----------- ------------ ------------

               Total operating expenses     1,253,743      223,496    1,477,239
                                          ----------- ------------ ------------

               Loss from operations        (1,219,743)    (167,871)  (1,387,614)

Interest expense (Note 2)                        (834)          --         (834)
                                          ----------- ------------ ------------

               Loss before income taxes    (1,220,577)    (167,871)  (1,388,448)

Income tax provision (Note 4)                      --           --           --
                                          ----------- ------------ ------------

               Net loss                   $(1,220,577) $  (167,871) $(1,388,448)
                                          =========== ============ ============

Basic and diluted loss per share          $     (0.16) $     (0.03)
                                          =========== ============

Weighted average common shares
     outstanding                            7,514,741    6,100,000
                                          =========== ============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                 Statement of Changes in Shareholders' Deficit

                                            Common Stock       Common      Additional                   Total
                                        --------------------   Stock         Paid-In     Retained    As Restated
                                          Shares   Par Value Subscriptions   Capital       Deficit   (See Note 9)
                                        ---------- --------- -------------- ----------- ------------ -------------
Balance, November 21, 2001 (inception)          --  $     --  $          --  $       --  $        --  $         --

Net loss                                        --        --             --          --           --            --
                                        ---------- --------- -------------- ----------- ------------ -------------

Balance, December 31, 2001                      --        --             --          --           --            --

January 1, 2002, stock sold to an
     officer (Note 2)                    6,100,000     6,100             --      (6,000)          --           100
Management and administrative services
     contributed by an officer (Note 2)         --        --             --      75,000           --        75,000
Net loss                                        --        --             --          --     (167,871)     (167,871)
                                        ---------- --------- -------------- ----------- ------------ -------------

Balance, December 31, 2002               6,100,000     6,100             --      69,000     (167,871)      (92,771)

November 24, 2003, stock issued to
     acquire net liabilities of Manakoa
     Services Corporation (Note 1)      12,200,000    12,200           (610)    (13,626)          --        (2,036)
                                        ---------- --------- -------------- ----------- ------------ -------------
November 25, 2003, following
     recapitalization                   18,300,000    18,300           (610)     55,374     (167,871)      (94,807)

December 2003, stock issued in exchange
     for software development services
     (Note 6)                            1,000,000     1,000             --     479,000           --       480,000
December 18, 2003, stock issued to
     acquire net liabilities of Electronic
     Identification, Inc (Note 1)        8,553,783     8,554             --    (409,769)          --      (401,215)
                                        ---------- --------- -------------- ----------- ------------ -------------
December 19, 2003, following
     recapitalization                   27,853,783    27,854           (610)    124,605     (167,871)      (16,022)

Net loss                                        --        --             --          --   (1,220,577)   (1,220,577)
                                        ---------- --------- -------------- ----------- ------------ -------------

Balance, December 31, 2003              27,853,783 $  27,854  $        (610) $  124,605 $ (1,388,448) $ (1,236,599)
                                        ========== ========= ============= ============ ============ =============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                            Statement of Cash Flows

                                                                              November 21,
                                                                                 2001
                                                      For The Year Ended      (Inception)
                                                         December 31,           Through
                                                  ------------ ------------   December 31,
                                                       2003        2002           2003
                                                  ------------- ------------ --------------
                                                   As Restated
                                                  (See Note 9)
                                                  ------------- ------------ --------------
Cash flows from operating activities:
   Net loss                                        $ (1,220,577)  $ (167,871)  $ (1,388,448)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Stock-based compensation (Note 2)                480,000           --        480,000
       Services contributed by an officer (Note 2)           --       75,000         75,000
       Changes in operating assets and liabilities:
         Accounts payable                                39,644       91,005        130,649
         Accrued employee compensation                  500,000           --        500,000
         Other accrued liabilities                      200,594        2,750        203,344
                                                  ------------- ------------ --------------
             Net cash provided by
               operating activities                        (339)         884            545
                                                  ------------- ------------ --------------
Cash flows from investing activities:
   Cash acquired in EIDT merger                           4,797           --          4,797
                                                  ------------- ------------ --------------
             Net cash provided by
               investing activities                       4,797           --          4,797
                                                  ------------- ------------ --------------
Cash flows from financing activities:
   Proceeds from sale of common stock                        --          100            100
                                                  ------------- ------------ --------------
             Net cash provided by
               financing activities                          --          100            100
                                                  ------------- ------------ --------------
             Net change in cash                           4,458          984          5,442

Cash, beginning of period                                   984           --             --
                                                  ------------- ------------ --------------
Cash, end of period                                $      5,442  $       984  $       5,442
                                                  ============= ============ ==============
Supplemental disclosure of cash flow information:
   Income taxes                                    $         --  $        --  $          --
                                                  ============= ============ ==============
   Interest                                        $         --  $        --  $          --
                                                  ============= ============ ==============
Non-cash financing activities:
   Common stock issued in Manakoa/SLX
     Stock Purchase Agreement (Note 1)             $     (2,036) $        --  $      (2,036)
                                                  ============= ============ ==============
   Common stock issued in Manakoa/EIDT
     Stock Purchase Agreement (Note 1)             $   (401,215) $        --  $    (401,215)
                                                  ============= ============ ==============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                         Notes to Financial Statements


NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Manakoa Services Corporation (the "Company" or "Manakoa") was incorporated under the laws of Colorado on November 21, 2001 as Secure Logistix Corporation ("SLX"). On November 25, 2003, the Company entered into a Stock Purchase Agreement with Manakoa Services Corporation-Private Company ("MSC") (see Note
5). On December 19, 2003, the Company entered into a Stock Purchase Agreement with Electronic Identification, Inc. ("EIDT"), a public company registered with the Security and Exchange Commission ("SEC") (see Note 7). The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. The Company plans to develop its regulatory compliance software operations.

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

MSC Recapitalization

On November 25, 2003, MSC, a private shell company incorporated on May 20, 2003, entered into a Stock Purchase Agreement with SLX (now known as Manakoa, or the Company). Under the terms of the agreement, MSC agreed to acquire all of the issued and outstanding common stock of SLX in exchange for 6,100,000 shares of MSC common stock and $300,000 cash. The parties subsequently amended the agreement to replace the $300,000 cash with the assumption of $300,000 in liabilities. Following the acquisition, SLX became a wholly-owned subsidiary of MSC. However, for accounting purposes, the acquisition has been treated as a recapitalization of SLX, with MSC the legal surviving entity. Since MSC had minimal assets and no operations, the recapitalization has been accounted for as the sale of 12,200,000 shares of SLX common stock for the net liabilities of MSC. Therefore, the historical financial information prior to the date of the recapitalization, is the financial information of SLX.

In addition to the above terms of the Stock Purchase Agreement, the Company granted 1,000,000 compensatory common stock options (see Note 6) and agreed to pay $500,000 to its employees and contractors as payment for 2003 services. The $500,000 agreed to be paid by the Company for 2003 services has been accrued as of December 31, 2003 and is included in the accompanying financial statements as "Accrued employee compensation" and "Research and development".

EIDT Recapitalization

On December 18, 2003, the Company entered into a Stock Purchase Agreement with EIDT, a Nevada corporation. Under the terms of the Agreement, EIDT agreed to acquire all of the issued and outstanding common stock of the Company in exchange for 19,300,000 shares of EIDT's common stock. This acquisition has been treated as a recapitalization of Manakoa, with EIDT the legal surviving entity. Since EIDT had minimal assets and no operations, the recapitalization has been accounted for as the sale of 8,553,783 shares of Manakoa common stock for the net liabilities of EIDT. Therefore, the historical financial information prior to the date of the recapitalization, is the financial information of Manakoa. Costs of the transaction have been charged to the period. The recapitalization took place on December 18, 2003; however, the financial statements have been prepared as if the recapitalization took place on December 31, 2003.

NOTE 1: NATURE OF ORGANIZATION  AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
        - continued

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered losses since inception and has a working capital deficit at December 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

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

Research and development costs totaled $575,000 and $75,000 for the years ended December 31, 2003 and 2002, respectively. The Company has not capitalized any software development costs as of December 31, 2003.

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

NOTE 2: RELATED PARTY TRANSACTIONS

Indebtedness to related parties

As of December 31, 2003, the Company owed five shareholders a total of $81,674 for accrued salaries, accrued rent, and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $81,674 is included in the accompanying financial statements as "Indebtedness to related parties".

As part of its merger with EIDT (see Note 7), the Company acquired $206,275 in advances owed to two shareholders of the Company. These advances are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $206,275 is included in the accompanying financial statements as "Indebtedness to related parties".

Commencing January 1, 2002, the Company began accruing its president's salary due to a lack of working capital. During the year ended December 31, 2002, the president contributed half of the $150,000 salary, which is recorded as additional paid-in capital in the accompanying financial statements. As of November 23, 2003, the Company owed the president $209,375 for accrued salaries and issued a promissory note to the president as payment for $200,000 of the accrued salaries. The note carries a four percent interest rate and matures on March 31, 2006. Accrued interest on the note totaled $834 at December 31, 2003.

Future maturities of the note are as follows:

Year ended December 31,
---------------------------------
2004                   $  100,000
2005                      100,000
                      -----------
                       $  200,000
                      ===========


Common stock sale

On January 1, 2002, the Company sold 6,100,000 shares (10,000 shares prior to recapitalizations) of its $.001 par value common stock to its president for $100.

NOTE 3:  PROPERTY AND EQUIPMENT


Property and equipment consisted of the following at December 31, 2003:

Computer Equipment               $     82,363
Furniture and office equipment   $     18,062
                                 ------------
                                 $    100,425
Less accumulated depreciation   ($     91,542)
                                 ------------
                                 $      8,883
                                 ============
All property and equipment was acquired in the EIDT reverse merger (see Note 7).


NOTE 4: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                               November 24,         December 31,
                                                       2003                 2002
                                           ----------------    -----------------
U.S. federal statutory graduated rate                34.00%               20.73%
State income tax rate, net of federal benefit         3.06%                3.67%
Contributed services                                  0.00%              -10.90%
Net operating loss for which no tax benefit
   is currently available                           -37.06%              -13.50%
                                           ----------------    -----------------
                           Effective rate             0.00%                0.00%
                                           ================    =================

At December 31, 2003, deferred taxes consisted of a net tax asset of $474,959, due to operating loss carryforwards of $1,313,448, which was fully allowed for in the valuation allowance of $474,959. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended December 31, 2003 and 2002 were $452,295 and $22,664, respectively. The change in the valuation allowance for the years ended December 31, 2003 and 2002 were also $452,295 and $22,664, respectively. Net operating loss carryforwards will expire through 2023.

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

NOTE 6: STOCKHOLDERS' EQUITY

On November 25, 2003, the Company granted 1,000,000 compensatory common stock options to its employees and contractors as payment for 2003 services. The 1,000,000 options had an exercise price of $.0001 per share and vested on the grant date. Due to the nominal exercise price the options were immediately exercised and, for accounting purposes, the transaction has been recorded as the issuance of 1,000,000 shares of the Company's common stock in exchange for services. The shares issued in the transaction were valued based on the fair market value of the Company's common stock on the transaction date, or $.48 per share (following the December 19, 2003 merger with Electronic Identification, Inc. - see Note 7). Stock-based compensation expense totaling $480,000 was recognized in the accompanying financial statements.

As stated in the Summary of Significant Accounting Polices, the Company accounts for awards of stock-based employee compensation under the intrinsic value method of Opinion 25. Companies that elect to use the method provided in Opinion 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method.
                                                        For The Years Ended
                                                            December 31,
                                                  -----------------------------
                                                        2003            2002
                                                  -------------- --------------
Net loss, as reported                              $  (1,220,577)  $   (167,871)
                                                  ============== ==============
Stock-based employee compensation, as reported     $     480,000  $           -
                                                  ============== ==============
Stock-based employee compensation, fair value      $     480,000  $           -
                                                  ============== ==============
Pro forma net loss                                 $  (1,220,577) $    (167,871)
                                                  ============== ==============
Basic and diluted net loss per common
   share, as reported                              $       (0.16) $       (0.03)
                                                  ============== ==============
Pro forma basic and diluted net loss
   per common share.                               $       (0.16) $       (0.03)
                                                  ============== ==============

As discussed above, due to the nominal terms of the stock awards, the options were recorded at fair market value, which resulted in no variance between the "as reported" and "pro forma" balances in the above schedule.

The following schedule summarizes the changes in the Company's stock awards:

                                   Awards Outstanding and Exercisable       Weighted Average   Weighted Average
                                   ----------------------------------  -------------------------------------------
                                        Number of     Exercise Price        Exercise Price       Remaining
                                          Shares          Per Share             Per Share     Contractual Life
                                   ----------------------------------  -------------------------------------------
Balance at January 1, 2002                    -             $0.00              $       -             N/A
   Options granted                            -             $0.00              $       -             N/A
   Options exercised                          -             $0.00              $       -             N/A
   Options cancelled/expired                  -             $0.00              $       -             N/A
                                   ------------                             ------------
Balance at December 31, 2002                                $0.00              $       -             N/A
   Options and warrants acquired
   in recapitalization                  175,000      $.06 to $.10              $    0.07         1.5 years

   Options granted                    1,000,000           $0.0001              $  0.0001            None
   Options exercised                 (1,000,000)          $0.0001              $  0.0001            None
   Options cancelled/expired                  -             $0.00              $      -              N/A
                                   ------------                             ------------
Balance at December 31, 2003            175,000      $.06 to $.10              $    0.07         1.5 years
                                   ============


Options and warrants acquired in recapitalization

During the year ended December 31, 2003, EIDT granted non-employees options to purchase 50,000 shares of the Company's common stock and warrants to purchase 125,000 shares. The stock awards were granted for services provided. The exercise prices range from $.06 (125,000 shares) to $.10 (50,000 shares). The options and warrants expire between January 27, 2005 and September 10, 2005. The fair value of the awards were determined in accordance with SFAS 123 and resulted in stock-based compensation expense of $25,400.

The fair value for the options granted during the period was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Risk-free interest rate                        2.00%
          Dividend yield                                 0.00%
          Volatility factor                            286.12%
          Weighted average expected life                1 year


NOTE 7: COMMITMENTS

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

Future minimum payments due under the lease agreements are as follows:

   December 31,
   ------------------------
   2004      $       77,115
   2005      $       43,427


NOTE 8: CONCENTRATION OF CREDIT RISK

During the years ended December 31, 2003 and 2002, the Company had two customers (one in each year) that made up 100 percent of the Company's sales.

NOTE 9: RESTATEMENT

Following a review of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, the SEC determined that the Stock Purchase Agreement between MSC and SLX should be reported as a recapitalization of SLX and not as a business combination in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (as previously reported).

As a result, the acquisition has been accounted for as the sale of 12,200,000 shares of SLX common stock for the net liabilities of MSC based on the historical book value, as opposed to the fair value method required under SFAS
141. The impact of the change resulted in the reclassification of the balances in the Company's shareholders' deficit accounts and a reduction in the net loss recognized for the year ended December 31, 2003.

The following sets forth the effects of the restatements discussed above. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2003.

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                         Restated Financial Statements
                               December 31, 2003

Independent Auditors' Report ............................................. 36
Balance Sheet ............................................................ 37
Statement of Operations .................................................. 38
Statement of Changes in Shareholders' Deficit............... ............. 39
Statement of Cash Flows .................................................. 40
Notes to Consolidated Financial Statements ............................... 41

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Manakoa Services Corporation:


We have audited the balance sheet of Manakoa Services Corporation (a development stage enterprise) as of December 31, 2003, and the related statements of operations, changes in shareholder's equity, and cash flows, for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manakoa Services Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses since inception and has a working capital deficit at December 31, 2003, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004
(Except for Note 9, as to which
the date is December 16, 2004)

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                                 Balance Sheet

                               December 31, 2003

                                     Assets

                                                        As Previously
                                                           Reported   Adjustments As Restated
                                                        ------------ ------------ ------------
Current assets:
     Cash                                                $     5,442  $        --  $     5,442
                                                        ------------ ------------ ------------
            Total current assets                               5,442           --        5,442

Property and equipment, net of accumulated depreciation        8,883           --        8,883
Goodwill                                                          --           --           --
                                                        ------------ ------------ ------------

            Total assets                                 $    14,325  $        --  $    14,325

                                                        ============ ============ ============

                     Liabilities and Shareholders' Deficit

Current liabilities:
     Current maturities on long-term debt                $   100,000  $        --  $   100,000
     Accounts payable                                         97,573           --       97,573
     Notes payable, convertible                              140,000           --      140,000
     Accrued interest on convertible notes                     1,568           --        1,568
     Indebtedness to related parties                         287,949           --      287,949
     Accrued employee compensation                           500,000           --      500,000
     Accrued interest                                            834           --          834
     Other accrued liabilities                                23,000           --       23,000
                                                        ------------ ------------ ------------
            Total current liabilities                      1,150,924           --    1,150,924

Long-term debt:
     Notes payable                                           100,000           --      100,000
                                                        ------------ ------------ ------------
            Total liabilities                              1,250,924           --    1,250,924
                                                        ------------ ------------ ------------
Contingencies                                                     --           --           --

Shareholders' deficit:
     Preferred stock                                              --           --           --
     Common stock                                             27,854           --       27,854
     Common stock subscriptions                                 (610)          --         (610)
     Outstanding common stock options                         25,400      (25,400)          --
     Additional paid-in capital                            2,954,751   (2,830,146)     124,605
     Deficit accumulated during the development stage     (4,243,994)   2,855,546   (1,388,448)
                                                        ------------ ------------ ------------

            Total shareholders' deficit                   (1,236,599)          --   (1,236,599)
                                                        ------------ ------------ ------------

            Total liabilities and shareholders' deficit  $    14,325  $        --  $    14,325
                                                        ============ ============ ============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                            Statement of Operations

                                           For The Year Ended December 31, 2003
                                            --------------------------------------
                                           As Previously  Adjustments  As Restated
                                              Reported
                                            ------------ ------------ ------------
Service revenue                              $         -  $    34,000  $    34,000
                                            ------------ ------------ ------------
Operating expenses:
     Cost of services                                  -       30,600       30,600
     Stock-based compensation:
     Software development services               111,750      368,250      480,000
     Compensation                                  7,813       67,187       75,000
     Research and development                     77,083      497,917      575,000
     Loss on impairment of goodwill            4,035,502   (4,035,502)
     Other general and administrative costs       10,985       82,158       93,143
                                            ------------ ------------ ------------
            Total operating expenses           4,243,133   (2,989,390)   1,253,743
                                            ------------ ------------ ------------

            Loss from operations              (4,243,133)   3,023,390   (1,219,743)

Interest expense                                    (861)          27         (834)
                                            ------------ ------------ ------------

            Loss before income  taxes         (4,243,994)   3,023,417   (1,220,577)

Income tax provision                                   -            -            -
                                            ------------ ------------ ------------
            Net loss                        $ (4,243,994) $ 3,023,417 $ (1,220,577)
                                            ============ ============ ============
Basic and diluted loss per share            $      (0.28) $      0.12 $      (0.16)
                                            ============ ============ ============
Weighted average common shares outstanding    15,044,223   (7,529,482)   7,514,741
                                            ============ ============ ============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                 Statement of Changes in Shareholders' Deficit

                                                         For the Year Ended December 31, 2003
                                                     -----------------------------------------
                                                     As Previously  Adjustments   As Restated
                                                         Reported
                                                     ------------- ------------- -------------
Shareholders' deficit, balance at December 31, 2002   $          -  $    (92,771) $    (92,771)
Common stock sold to officers                                  610          (610)            -
Common stock issued in MSC/SLX Stock
     Purchase Agreement                                  2,928,000    (2,930,036)       (2,036)
Common stock issued in exchange for
     software development services                         480,000             -       480,000
Common stock issued in Manakoa/EIDT Stock
     Purchase Agreement                                   (401,215)            -      (401,215)
Net loss                                                (4,243,994)    3,023,417    (1,220,577)
                                                     ------------- ------------- -------------
Shareholders' deficit, balance at December 31, 2003   $ (1,236,599) $          -  $ (1,236,599)
                                                     ============= ============= =============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                            Statement of Cash Flows

                                                              For the Year Ended December 31, 2003
                                                         --------------------------------------------
                                                          As Previously   Adjustments   As Restated
                                                             Reported
                                                         -------------- -------------- --------------
Cash flows from operating activities:
     Net loss                                             $  (4,243,994) $   3,023,417  $  (1,220,577)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Stock-based compensation (Note 6)                   111,750        368,250        480,000
            Loss on impairment of goodwill (Notes 1 and 7)    4,035,502     (4,035,502)             -
            Changes in operating assets and liabilities:
            Accounts payable                                      8,559         31,085         39,644
            Accrued employee compensation                        69,271        430,729        500,000
            Other accrued liabilities                            18,290        182,304        200,594
                                                         -------------- -------------- --------------
                  Net cash used in
                      operating  activities                        (622)           283           (339)
                                                         -------------- -------------- --------------
Cash flows from investing activities:
     Cash acquired in Secure Logistix acquisition                   657           (657)             -
     Cash acquired in EIDT merger                                 4,797              -          4,797
                                                         -------------- -------------- --------------
                  Net cash used in
                      investing activities                        5,454           (657)         4,797
                                                         -------------- -------------- --------------
Cash flows from financing activities:
     Proceeds from the sale of common stock                         610           (610)             -
                                                         -------------- -------------- --------------
                  Net cash provided by
                      financing  activities                         610           (610)             -
                                                         -------------- -------------- --------------
                  Net change in  cash                             5,442           (984)         4,458

Cash, beginning of year                                               -            984            984
                                                         -------------- -------------- --------------
Cash, end of year                                         $       5,442  $           -  $       5,442
                                                         ============== ============== ==============

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                           $           -  $           -  $           -
                                                         ============== ============== ==============
     Cash paid forinterest                                $           -  $           -  $           -
                                                         ============== ============== ==============
Non-cash investing and financing activities:
     Common stock issued for MSC/SLX
        Stock Purchase Agreement                          $   2,928,000  $  (2,930,036) $      (2,036)
                                                         ============== ============== ==============
     Common stock issued for Manakoa/EIDT
        Stock Purchase Agreement                         $     (401,215) $           -  $    (401,215)
                                                         ============= =============== ==============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Manakoa Services Corporation (the "Company" or "Manakoa") was incorporated under the laws of Colorado on November 21, 2001 as Secure Logistix Corporation ("SLX"). On November 25, 2003, the Company entered into a Stock Purchase Agreement with Manakoa Services Corporation-Private Company ("MSC") (see Note
5). On December 19, 2003, the Company entered into a Stock Purchase Agreement with Electronic Identification, Inc. ("EIDT"), a public company registered with the Security and Exchange Commission ("SEC") (see Note 7). The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. The Company plans to develop its regulatory compliance software operations.

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

MSC Recapitalization

On November 25, 2003, MSC, a private shell company incorporated on May 20, 2003, entered into a Stock Purchase Agreement with SLX (now known as Manakoa, or the Company). Under the terms of the agreement, MSC agreed to acquire all of the issued and outstanding common stock of SLX in exchange for 6,100,000 shares of MSC common stock and $300,000 cash. The parties subsequently amended the agreement to replace the $300,000 cash with the assumption of $300,000 in liabilities. Following the acquisition, SLX became a wholly-owned subsidiary of MSC. However, for accounting purposes, the acquisition has been treated as a recapitalization of SLX, with MSC the legal surviving entity. Since MSC had minimal assets and no operations, the recapitalization has been accounted for as the sale of 12,200,000 shares of SLX common stock for the net liabilities of MSC. Therefore, the historical financial information prior to the date of the recapitalization, is the financial information of SLX.

In addition to the above terms of the Stock Purchase Agreement, the Company granted 1,000,000 compensatory common stock options (see Note 6) and agreed to pay $500,000 to its employees and contractors as payment for 2003 services. The $500,000 agreed to be paid by the Company for 2003 services has been accrued as of December 31, 2003 and is included in the accompanying financial statements as "Accrued employee compensation" and "Research and development".

EIDT Recapitalization

On December 18, 2003, the Company entered into a Stock Purchase Agreement with EIDT, a Nevada corporation. Under the terms of the Agreement, EIDT agreed to acquire all of the issued and outstanding common stock of the Company in exchange for 19,300,000 shares of EIDT's common stock. This acquisition has been treated as a recapitalization of Manakoa, with EIDT the legal surviving entity. Since EIDT had minimal assets and no operations, the recapitalization has been accounted for as the sale of 8,553,783 shares of Manakoa common stock for the

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

net liabilities of EIDT. Therefore, the historical financial information prior to the date of the recapitalization, is the financial information of Manakoa. Costs of the transaction have been charged to the period. The recapitalization took place on December 18, 2003; however, the financial statements have been prepared as if the recapitalization took place on December 31, 2003.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered losses since inception and has a working capital deficit at December 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

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

Research and development costs totaled $575,000 and $75,000 for the years ended December 31, 2003 and 2002, respectively. The Company has not capitalized any software development costs as of December 31, 2003.

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

NOTE 2: RELATED PARTY TRANSACTIONS

Indebtedness to related parties

As of December 31, 2003, the Company owed five shareholders a total of $81,674 for accrued salaries, accrued rent, and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $81,674 is included in the accompanying financial statements as "Indebtedness to related parties".

As part of its merger with EIDT (see Note 7), the Company acquired $206,275 in advances owed to two shareholders of the Company. These advances are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $206,275 is included in the accompanying financial statements as "Indebtedness to related parties".

Commencing January 1, 2002, the Company began accruing its president's salary due to a lack of working capital. During the year ended December 31, 2002, the president contributed half of the $150,000 salary, which is recorded as additional paid-in capital in the accompanying financial statements. As of November 23, 2003, the Company owed the president $209,375 for accrued salaries and issued a promissory note to the president as payment for $200,000 of the accrued salaries. The note carries a four percent interest rate and matures on

March 31, 2006. Accrued interest on the note totaled $834 at December 31, 2003. Future maturities of the note are as follows:

      Year ended December 31,
      --------------------------------------
      2004                         $ 100,000
      2005                           100,000
                            ----------------
                                  $  200,000
                            ================


Common stock sale

On January 1, 2002, the Company sold 6,100,000 shares (10,000 shares prior to recapitalizations) of its $.001 par value common stock to its president for $100.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:

      Computer equipment                    $    82,363
      Furniture and office equipment             18,062
                                        ---------------
                                                100,425
      Less accumulated depreciation             (91,542)
                                        ---------------
                                            $     8,883
                                        ===============


All property and equipment was acquired in the EIDT reverse merger (see Note 7).

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:
                                                     November 24,  December 31,
                                                          2003          2002
                                                    ------------- -------------
      U.S. federal statutory graduated rate                34.00%        20.73%
      State income tax rate, net of federal benefit         3.06%         3.67%
      Contributed services                                  0.00%       -10.90%
      Net operating loss for which no tax benefit
        is currently available                            -37.06%       -13.50%
                                                    ------------- -------------
                                       Effective rate       0.00%         0.00%
                                                    ============= =============

At December 31, 2003, deferred taxes consisted of a net tax asset of $474,959, due to operating loss carryforwards of $1,313,448, which was fully allowed for in the valuation allowance of $474,959. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended December 31, 2003 and 2002 were $452,295 and $22,664, respectively. The change in the valuation allowance for the years ended December 31, 2003 and 2002 were also $452,295 and $22,664, respectively. Net operating loss carryforwards will expire through 2023.

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

NOTE 5: CONVERTIBLE NOTES PAYABLE

As part of its merger with EIDT (see Note 7), the Company acquired $140,000 in convertible promissory notes that were originally issued during October and November 2003. The notes carry a 10 percent interest rate and mature on November 10, 2004. The debt holders could not convert the notes as of December 31, 2003. However, the notes may be converted into the Company's common stock, at the debt holder's discretion, upon the closing of the Company's private placement offering. The debt holders are entitled to convert the outstanding principal and any accrued interest at the rate of 80 percent of the per share price established in the Company's planned private placement offering. The conversion is contingent on the Company's successful completion of a private placement offering of its common stock, as the conversion price per share cannot be calculated until the private placement offering price per share is determined. On the maturity date of the notes, the Company has the right and option to automatically convert the unpaid principal balance and accrued interest then outstanding into the number of common shares resulting from dividing all of the unpaid principal and accrued interest by an amount equal to 80 percent of the established per unit price of the Company's planned private placement offering. Accrued interest payable on the notes totaled $1,568 at December 31, 2003.

NOTE 6: STOCKHOLDERS' EQUITY

On November 25, 2003, the Company granted 1,000,000 compensatory common stock options to its employees and contractors as payment for 2003 services. The 1,000,000 options had an exercise price of $.0001 per share and vested on the grant date. Due to the nominal exercise price the options were immediately exercised and, for accounting purposes, the transaction has been recorded as the issuance of 1,000,000 shares of the Company's common stock in exchange for services. The shares issued in the transaction were valued based on the fair market value of the Company's common stock on the transaction date, or $.48 per share (following the December 19, 2003 merger with Electronic Identification, Inc. - see Note 7). Stock-based compensation expense totaling $480,000 was recognized in the accompanying financial statements.

As stated in the Summary of Significant Accounting Polices, the Company accounts for awards of stock-based employee compensation under the intrinsic value method of Opinion 25. Companies that elect to use the method provided in Opinion 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method.

                                                          For The Years Ended
                                                              December 31,
                                                    ------------- -------------
                                                          2003           2002
                                                    ------------- -------------
Net loss, as reported                                $ (1,220,577) $   (167,871)
                                                    ============= =============
Stock-based employee compensation, as reported       $    480,000  $          -
                                                    ============= =============
Stock-based employee compensation, fair value        $    480,000  $          -
                                                    ============= =============
Pro forma net loss                                   $ (1,220,577) $   (167,871)
                                                    ============= =============
Basic and diluted net loss per common
   share, as reported                                $      (0.16) $      (0.03)
                                                    ============= =============
Pro forma basic and diluted net loss
   per common share                                  $      (0.16) $      (0.03)
                                                    ============= =============


As discussed above, due to the nominal terms of the stock awards, the options were recorded at fair market value, which resulted in no variance between the "as reported" and "pro forma" balances in the above schedule.

The following schedule summarizes the changes in the Company's stock awards:

                                   Awards Outstanding and Exercisable       Weighted Average     Weighted Average
                                 ----------------------------------------------------------------------------------
                                       Number of      Exercise Price          Exercise Price         Remaining
                                         Shares           Per Share              Per Share        Contractual Life
                                 --------------------------------------- ------------------------------------------
Balance at January 1, 2002                  -               $0.00              $         -               N/A
   Options granted                          -               $0.00              $         -               N/A
   Options exercised                        -               $0.00              $         -               N/A
   Options cancelled/expired                -               $0.00              $         -               N/A
                                 ---------------------------------------  -------------------------

Balance at December 31, 2002                -               $0.00              $         -               N/A

   Options and warrants acquired
     in recapitalization              175,000            $.06 to $.10          $      0.07            1.5 years
   Options granted                  1,000,000             $0.0001              $    0.0001               None
   Options exercised               (1,000,000)            $0.0001              $    0.0001               None
   Options cancelled/expired                -               $0.00              $         -               N/A
                                 ------------                               --------------

Balance at December 31, 2003          175,000            $.06 to $.10          $      0.07            1.5 years
                                 ============

Options and warrants acquired in recapitalization

During the year ended December 31, 2003, EIDT granted non-employees options to purchase 50,000 shares of the Company's common stock and warrants to purchase

125,000 shares. The stock awards were granted for services provided. The exercise prices range from $.06 (125,000 shares) to $.10 (50,000 shares). The options and warrants expire between January 27, 2005 and September 10, 2005. The fair value of the awards were determined in accordance with SFAS 123 and resulted in stock-based compensation expense of $25,400.

The fair value for the options granted during the period was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      Risk-free interest rate.                2.00%
      Dividend yield                          0.00%
      Volatility factor                     286.12%
      Weighted average expected life         1 year

NOTE 7: COMMITMENTS

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

Future minimum payments due under the lease agreements are as follows:

      December 31,
      ---------------------------------------
      2004                       $     77,115
      2005                       $     43,427


NOTE 8: CONCENTRATION OF CREDIT RISK

During the years ended December 31, 2003 and 2002, the Company had two customers (one in each year) that made up 100 percent of the Company's sales.

NOTE 9: RESTATEMENT

Following a review of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, the SEC determined that the Stock Purchase Agreement between MSC and SLX should be reported as a recapitalization of SLX and not as a business combination in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (as previously reported).

As a result, the acquisition has been accounted for as the sale of 12,200,000 shares of SLX common stock for the net liabilities of MSC based on the historical book value, as opposed to the fair value method required under SFAS
141. The impact of the change resulted in the reclassification of the balances in the Company's shareholders' deficit accounts and a reduction in the net loss recognized for the year ended December 31, 2003.

The following sets forth the effects of the restatements discussed above. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2003.

                         ELECTRONIC IDENTIFICATION, INC
                               December 30, 2003

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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




Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004

                        ELECTRONIC IDENTIFICATION, INC.
                                 Balance Sheet

                                December 30, 2003

                                     Assets
Current assets:
 Cash.                                                             $     4,797
                                                                   -----------
                          Total current assets                           4,797

Property and equipment, net of accumulated depreciation
   of $91,542 (Note 3)                                                   8,883
                                                                   -----------
                                                                   $    13,680
                                                                   ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                                     36,036
   Indebtedness to related parties (Note 2)                            209,913
   Notes payable, convertible (Note 5)                                 140,000
   Accrued interest on convertible notes (Note 5)                        1,568
   Other accrued liabilities                                            27,378
                                                                   -----------
                          Total current liabilities                    414,895
                                                                   -----------

Shareholders' deficit (Note 6):
  Preferred stock, $.001 par value; 25,000,000 shares authorized,
          -0- shares issued and outstanding                                 --
  Common stock, $.001 par value; 200,000,000 shares authorized,
          8,553,783 shares issued and outstanding.                       8,554
  Additional paid-in capital.                                       15,563,027
  Outstanding stock awards - 175,000                                    25,400
  Retained deficit                                                 (15,998,196)
                                                                   -----------
                          Total shareholders' deficit                 (401,215)
                                                                   -----------

                                                                   $    13,680
                                                                   ===========

                 See accompanying notes to financial statements

                        ELECTRONIC IDENTIFICATION, INC.
                           Statement of Operations



                                                  January 1, 2003
                                                     Through       Year Ended
                                                   December 30,    December 31,
                                                      2003           2002
                                                  --------------- -------------
Operating expenses:
  Stock-based compensation (Note 6):
     Consulting services                             $      3,000   $   249,000
     Common stock options                                  25,400            --
  General and administrative                              319,441        67,612
  Sales and marketing                                          --       144,830
  Depreciation and amortization                            13,963        14,540
  Gain on debt settlements                               (518,327)           --
                                                  --------------- -------------

            Total operating expenses                     (156,523)      475,982
                                                  --------------- -------------
            Income (loss) from operations.                156,523      (475,982)

Interest expense (Note 5)                                  (1,568)           --
                                                  --------------- -------------
            Income (loss) before income taxes             154,955      (475,982)

Income tax provision (Note 4)                                  --            --
                                                  --------------- -------------

            Net income (loss)                        $    154,955   $  (475,982)
                                                  =============== =============

Basic and diluted income (loss) per share            $       0.04   $     (0.14)
                                                 ================ =============

Weighted average common shares outstanding              4,086,991     3,478,353
                                                  =============== =============

                 See accompanying notes to financial statements

                         ELECTRONIC IDENTIFICATION, INC.
                  Statement of Changes in Shareholder's Deficit


                                                                                                Out-
                                         Preferred Stock       Common Stock       Additional  standing
                                       --------------------- -------------------    Paid-in    Stock      Retained
                                        Shares    Par Value   Shares   Par Value  Capital      Awards      Deficit       Total
                                       ---------- --------- --------- ---------- ------------ --------- -------------- -----------
Balance, January 1, 2002                       --  $     -- 3,090,908  $   3,091 $ 14,991,911  $     -- $  (15,677,171)  $(682,169)

Common stock issued on the settlement
   of subscriptions received for common
   stock (Note 6)                              --        --    96,375         96          (96)       --             --          --
Common stock issued in exchange
   for services (Note 6)                       --        --   311,250         311     248,689        --             --     249,000
Common stock issued in exchange
   for debt (Note 6)                           --        --    43,750         44       34,956        --             --      35,000
Sale of convertible preferred stock
   (Note 6)                             4,000,000     4,000        --         --       36,000        --             --      40,000
Net loss                                       --        --        --         --           --        --       (475,980)   (475,980)
                                       ---------- --------- --------- ---------- ------------ --------- -------------- -----------

Balance, December 31, 2002              4,000,000     4,000 3,542,283      3,542   15,311,460        --    (16,153,151)   (834,149)

Sale of convertible preferred stock
   (Note 6)                             1,000,000     1,000        --         --        9,000        --             --      10,000
Common stock issued in exchange
   for services (Note 6)                       --        --    50,000         50        2,950        --             --       3,000
Common stock options granted (Note 6)          --        --        --         --           --    25,400             --      25,400
Debt settlement with related party
   (Note 2)                                    --        --        --         --      147,849        --             --     147,849
Sale of common stock (Note 6)                  --        --   125,000        125        4,875        --             --       5,000
Conversion of preferred stock to
   common stock (Note 6).              (5,000,000)   (5,000)  500,000        500        4,500        --             --          --
Common stock issued in exchange
   for debt (Note 6)                           --        -- 4,336,500      4,337       82,393        --             --      86,730
Net income                                     --        --        --         --           --        --        154,955     154,955
                                       ---------- --------- --------- ---------- ------------ --------- -------------- -----------

Balance, December 30, 2003                     --  $     -- 8,553,783  $   8,554 $ 15,563,027  $ 25,400 $ (15,998,196)   $(401,215)
                                       ========== ========== ======== ========== ============ ========== ============= ===========

                  See accompanying notes to financial statements

                        ELECTRONIC IDENTIFICATION, INC.
                            Statement of Cash Flows


                                                     January 1, 2003
                                                         Through        Year ended
                                                       December 30,    December 31,
                                                          2003            2002
                                                     --------------- ---------------
Cash flows from operating activities:
 Net income (loss)                                       $   154,955  $     (475,980)
 Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                          13,963          14,540
       Gain on debt settlements                             (518,327)             --
       Common stock issued as payment for expenses             3,000         249,000
       Common stock options granted                           25,400              --
       Changes in operating assets and liabilities:
          Accounts receivable                                    418           3,248
          Accounts payable                                   (64,879)         50,386
          Indebtedness to related parties                    206,275         120,589
          Other accrued liabilities                           28,946              --
                                                     --------------- ---------------
                Net cash used in
                      operating activities                  (150,249)        (38,217)
                                                     --------------- ---------------

Cash flows from financing activities:
  Proceeds from sale of preferred stock (Note 6)              10,000          40,000
  Proceeds from sale of common stock (Note 6)                  5,000              --
  Proceeds from issuance of convertible debt (Note 5)        140,000              --
  Repayment of short-term debt                                    --          (1,849)
                                                     --------------- ---------------
                Net cash provided by
                        financing activities                 155,000          38,151
                                                     --------------- ---------------

                Net change in cash                             4,751             (66)

Cash, beginning of period                                         46             112
                                                     --------------- ---------------

Cash, end of period                                      $     4,797  $           46
                                                     =============== ===============

Supplemental disclosure of cash flow information:
  Income taxes                                           $        --  $           --
                                                     =============== ===============
  Interest                                               $        --  $           --
                                                     =============== ===============

   Non-cash investing and financing transactions:
      Common stock issued in debt conversion (Note 6)    $    86,730  $       35,000
                                                     =============== ===============

                 See accompanying notes to financial statements

                         ELECTRONIC IDENTIFICATION, INC.
                          Notes to Financial Statements


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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 30, 2003:


Computer equipment                                   $   82,363
Furniture and office equipment                           18,062
                                                  -------------
                                                        100,425
Less accumulated depreciation                           (91,542)
                                                  -------------
                                                     $    8,883
                                                  =============


Depreciation expense totaled $12,001 and $12,056 for the period ended December 30, 2003 and the year ended December 31, 2002, respectively.

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                   December 30,
                                                       2003
                                                  -------------
U.S. federal statutory graduated rate                    28.19%
State income tax rate, net of federal benefit             0.00%
Net operating loss for which no tax benefit
  is currently available                                -28.19%
                                                  -------------
                           Effective rate                 0.00%
                                                  =============


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

Common stock awards

The following schedule summarizes the changes in the Company's stock awards:


                                Awards Outstanding and Exercisable  Weighted Average
                                ----------------------------------
                                     Number of      Exercise Price   Exercise Price
                                       Shares          Per Share        Per Share
                                --------------- ------------------ ------------------
Balance at January 1, 2002            1,078,125    $.80 to $3.60     $           1.81
   Options granted                            -        $0.00         $              -
   Options exercised                          -        $0.00         $              -
   Options cancelled/expired           (390,625)       $3.60         $           3.60
                                ---------------                    ------------------


Balance at December 31, 2002            687,500        $0.80         $           0.80
   Options and warrants granted         175,000     $.06 to $.10     $           0.07
   Options exercised                          -        $0.00         $              -
   Options cancelled/expired.          (687,500)       $0.80         $           0.80
                                ---------------                    ------------------


Balance at December 30, 2003.           175,000     $.06 to $.10     $           0.07
                                ===============

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

The fair value for the options granted during the period was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate                        2.00%
        Dividend yield                                 0.00%
        Volatility factor                            286.12%
        Weighted average expected life                1 year

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

NOTE 7:  STOCK PURCHASE AGREEMENT

On December 19, 2003, EIDT entered into a Stock Purchase Agreement (the "Agreement") with Manakoa Services Corporation. ("Manakoa"), a Washington corporation. Under the terms of the Agreement, EIDT agreed to acquire all of the issued and outstanding common stock of Manakoa in exchange for 19,300,000 shares of EIDT's common stock. The acquisition has been treated as a recapitalization of Manakoa, with EIDT the legal surviving entity. Since EIDT had minimal assets and no operations, the recapitalization has been accounted for as the sale of 8,553,783 shares of Manakoa common stock for the net liabilities of EIDT. Costs of the transaction have been charged to the period. The recapitalization took place on December 18, 2003; however, the financial statements have been prepared as if the recapitalization took place on December 31, 2003.