Form 10KSB
period 2004-12-31
MANAKOA SERVICES CORP
filed 2005-04-15
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                          Commission File No. 000-27365


                          MANAKOA SERVICES CORPORATION
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its year ended December 31, 2004 were $nil.

As of April 13, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $ 5,903,751 based upon the closing price per share as reported on the NASDAQ Bulletin Board Market of $0.55 .

There were 34,263,515 outstanding shares of the issuer's Common Stock on December 31, 2004

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

                          MANAKOA SERVICES CORPORATION

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


PAGE

ITEM 1 DESCRIPTION OF BUSINESS ................................................4

ITEM 2 DESCRIPTIONS OF PROPERTIES ............................................12

ITEM 3 LEGAL PROCEEDINGS .....................................................12

ITEM 4 SUBMISSIONS  OF  MATTERS  TO A VOTE OF  SECURITY  HOLDERS .............12

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............13

ITEM 6 MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OR  PLAN  OF
          OPERATION...........................................................14

ITEM 7 FINANCIAL STATEMENTS...................................................19

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE ..............................40

ITEM 8A CONTROLS AND PROCEDURES ..............................................40

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..........41

ITEM 10 EXECUTIVE COMPENSATION ...............................................43

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ......................45

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................45

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .....................................46

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES ...............................46

SIGNATURES ...................................................................46

ITEM 1 DESCRIPTION OF BUSINESS

Background

The Company was incorporated in Nevada on May 14, 1992 and its principal business activities were directed towards the development and marketing of contact-less smart ID card systems (Smart Card(s) or Smart ID Card System(s). This development effort was unsuccessful. The Company then proceeded to look for other business opportunities.

The Company located a business opportunity in the form of Manakoa Services Corporation. As was disclosed in the Company's Form 8-K filed on December 16, 2003, the Company entered into a Stock Purchase Agreement to acquire Manakoa Services Corporation, a Washington corporation. As disclosed in the Company's Form 8-K filed on March 15, 2004, this acquisition closed in March 2004. The Company, which is a Nevada corporation, changed its name to Manakoa Services Corporation as well. At this time, the Washington Company is a subsidiary of the Nevada Corporation. It is anticipated that the Washington Corporation will be merged into the Nevada Corporation. Whenever necessary to be clear, the Washington Corporation is referred to as "MSC Washington".

The balance of this Form 10-KSB filing describes the business of Manakoa Services Corporation ("Manakoa", the "Company" or "we"). Manakoa was a development stage company throughout the 2004 calendar year. The Company made available during the first quarter of 2005 the Manakoa KnowledgeBase(TM) regulatory compliance research engine.

Overview

Manakoa Services Corporation (www.Manakoa.com) is an enterprise risk management software and services company focusing on regulatory compliance solutions.

Manakoa ComplianceSuite(TM) is being developed to meet the vertical security and risk management requirements of organizations complying with regulations stemming from the Gramm Leach Bliley Act (GLBA), Health Insurance Portability Accountability Act (HIPAA), Sarbanes Oxley Act, USA Patriot Act, and Federal Informational Security Management Act (FISMA). The Company anticipates expanding its support to other U.S. regulations plus international regulatory requirements emerging from the European Union, Japan, United Kingdom and Canada. The market sectors that the Company believes initially will be most significantly impacted are public corporations, health care, insurance, financial services and federal contractors. The Company intends to focus its sales efforts through channel partners that are envisioned to include trade and professional associations, accounting and legal firms, security consultants and system integrators, as well as non profit associations.

The Company is developing the Manakoa ComplianceSuite(TM) as both an integrated solution set and a series of standalone component products. The underlying architecture for the Manakoa ComplianceSuite(TM) was completed in 2004 but is subject to adaptations and change to meet market, technology and regulatory shifts over time. The Manakoa KnowledgeBase(TM) is the first standalone product component, and was launched on February 28, 2005. It is an Internet subscription portal for regulatory compliance information. The Compliance WorkCenter(TM) asset and policy engine known as the Manakoa Compliance Services(TM) together with related interfaces to the Microsoft Operations Manager are will be announced in April 2005. Other component products will be released during 2005, although precise dates are still not publicly defined.

Manakoa continues its involvement in homeland security through a licensing and joint development agreement with the U.S. Department of Energy sponsored Battelle Pacific Northwest National Laboratory for the nation's first Cyber Attack Simulation Trainer (CAST).

Principle Markets

The principal markets for the Manakoa platforms initially center on financial institutions, health care, insurance industry, and public companies that are most directly impacted by current regulatory pressures. This list of industry sectors is anticipated to grow. The Company also anticipates targeting homeland security and other governmental sectors.

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

Competitive Situation

The Company has not identified a competitor that is approaching enterprise risk management and regulatory compliance in the same manner or with the same breadth as Manakoa. The company makes no representation that despite its investigation that other companies may exist and directly compete in the precisely same market sectors. However, many other companies exist in the compliance arena. Companies that are providing software IT compliance modules include NetIQ, Bindview, and Oracle. Consulting services companies in the field include integrators like CSC, Protiviti and IBM and auditors such as the Big Four accounting firms. Point product solutions for everything from document imaging to document control are supplied by companies such as Kodak. Other forms of point products include vendors of firewalls, anti-virus software, and hardware remediation devices. The opportunities associated with compliance are well understood and many large competitors are engaged in developing and marketing solutions. Nevertheless, there are no clear leaders, nor any tiers of leaders. The opportunity thereby projects itself.

Risk Factors

An investment in our securities is very risky. You should carefully consider the risk factors described below, together with all other information herein, before making an investment decision. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. The investment is only suitable to qualified investors who have no immediate need for liquidity in their investment and who can bear the risk of potential total loss. You also should refer to the other information set forth herein, including our financial statements and the related notes thereto.

If we do not successfully address any of the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

Our products require additional enhancements to achieve commercial viability.

We are still in the development phase for many of our products. Substantial additional efforts and expenditures to enhance their capabilities are critical to our commercial viability. There is no assurance given that we will achieve such enhancements or such commercial viability.

We are in an early stage of organization without any proven track record in achieving our objectives.

We have no material revenues from operations and no significant tangible assets. Accordingly, there is no assurance that we will ever operate at a profitable level. Our business involves the development, production and marketing of software based products. Future development and operating results will depend on many factors, including the completion of developed products, demand for our products, level of product and price competition, success in setting up and expanding distribution channels, and whether we can develop and market new products and control costs. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the software industry, which is characterized by intense competition and rapid technological change. There is no assurance that our future financial forecasts will be met. If we are unable to generate an operating profit at some future date, we may eventually have insufficient working capital to maintain operations.

We may incur substantial operating losses for several years, may never generate profits and will need additional capital.

It is very possible that we will incur significant operating losses and generate negative cash flow from operating activities during the next few years, while we develop additional technologies and products. There is no assurance that we will be able to obtain sufficient additional debt or equity financing or achieve or sustain profitability or positive cash flow from operating activities in the future or that we will generate sufficient cash flow to service any debt requirements.

We will be dependent on third parties for other matters.

We are a small enterprise and have yet to establish substantial internal management, personnel and other resources. We depend substantially upon third parties for several critical elements of our business including, among other things, promotion and marketing, technology and infrastructure development and distribution activities. The loss of or inability to engage additional third party suppliers, providers or personnel would impair or interfere with our operations and, accordingly, could have a material, adverse effect on our revenues and financial results.

We will need future strategic partnerships in order to achieve financial success.

The successful execution of our business strategy is dependent upon enlisting key strategic partners in order to assist in product development, the marketing effort and to provide financial strength. There is no assurance that we will be successful in developing such strategic partnerships on a timely basis or in developing enough strategic partnerships to successfully market our technologies and products globally.

If we are not able to maintain our management team, it will be more difficult for us to manage our operations and our operating performance would suffer.

We are reliant on our management team. We do not have written employment agreements with our management team. Without written employment agreements there is no assurance that we will be able to retain the services of one or more members of our management team. In addition, we may not have adequate resources to replace any of the management team who may leave us or to recruit necessary additional key members of our management team.

Despite our dependence on certain members of management, we do not maintain any key life insurance on them.

We are a growing company dependent upon the services of certain management and technical personnel, for day-to-day operations and for development of new products. The loss of the services of any one of these persons, or an inability to recruit and retain additional qualified personnel, could have a material adverse effect on us. We have no plans at present to obtain key person life insurance for officers and directors. In the event of the death of any of such persons, we may experience, at least for a short period, a delay in the growth of our revenues and any profits could decrease substantially without life insurance benefits to offset at least a portion of such revenues or profits.

The market for our products is new and evolving.

The risk management market place is a dynamic and evolving sector and there is no our assurance that our products will be marketed successfully or become widely accepted. Additionally, future regulatory compliance may be altered based upon changes in the political landscape, and may have an adverse effect on our business. In addition, there is no assurance that our products will be adopted widely as an industry standard, even if similar products have been introduced successfully to the marketplace.

The markets for our products have only recently begun to develop. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the markets for our products are new and evolving, it is difficult to accurately predict the future growth rate, if any, and size of this market. There is no assurance either that the markets for our products will emerge or become sustainable. If the markets fail to develop, develop more slowly than expected or become saturated with competitors, or if our products do not achieve or sustain market acceptance, our business, results of operations and financial condition will be materially and adversely affected.

The risk management marketplace is highly competitive.

We will compete with a substantial number of other companies, many of which have larger technical staffs, established market shares and greater financial and operational resources than we do. These greater resources permit our competitors to implement extensive advertising and promotional programs, which we have not been, and may never be, able to meet. As these competitors enter thefield, our market share may fail to increase or may decrease despite our efforts to continue to produce superior products. The risk management and regulatory compliance industry is characterized by rapidly evolving technology and potentially intense competition. We will be at a disadvantage with respect to many other companies. There is no assurance that we will be able to compete successfully. There is no assurance that our competitors will not succeed in developing products or competing technologies that are more effective or more effectively marketed than products marketed by us, or that render our technology obsolete. Earlier entrants into a market often obtain and maintain significant market share relative to later entrants. We believe that an increasing number of products in the market and the desire of other companies to obtain market share will result in increased price competition. Price reductions by us in response to competitive pressure could have a material, adverse effect our business, financial condition, and results of operations.

If our competition misappropriates our proprietary know-how and trade secrets, we will have greater difficulty in competing with them for business.

Our chances of success will depend in part on our ability to preserve and protect our trade secrets and any proprietary technology, and to operate without infringing upon the patents or proprietary rights of third parties in both the United States and other countries. At this time we have no pending patents. We currently seek to protect our proprietary technology though copyrights and agreements with employees and others requiring that such information be kept confidential and that software code not be reverse engineered. There can be no assurance that such protection will be sufficient or that copyright claims will not be challenged. We may have to sue to defend our intellectual property, to prosecute infringers, or to defend ourselves from infringement claims by others. Intellectual property litigation is expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small company such as we are. There is no assurance that we will have sufficient resources to successfully prosecute our interests in any patent-related litigation that may be brought.

If we are found to have infringed on patents or copyrights held by others, our business would suffer.

The possibility exists that we could be found to be infringing on patents or copyrights held by others. We are not aware of any disputes with respect to any of our intellectual property at this time The possibility exists, however, that either the companyor its subsidiaries could be found to infringe on patents, service marks, trade marks or copyrights held by others. The use of trademarks, service marks, trade names, slogans, phrases and other expressions in the course of our business or the business of our subsidiaries may be the subject of dispute and possible litigation.

If we cannot keep pace with technological developments, our products could become obsolete.

Technological obsolescence of our products remains a possibility. There is no assurance that our competitors will not succeed in developing related products using similar processes and marketing strategies before we do, or that they will not develop products that are more effective than any which have been or are being developed by us. Accordingly, our ability to compete will be dependent on timely enhancement and development of our products, as well as the development and enhancement of future products.

We need to manage our growth and maintain procedures and controls.

If we are to grow, we can expect to place a significant strain on our management, operational and financial resources. Such growth may require development of and improvements in our operational, accounting and information systems, procedures and controls.

Our management may have conflicts of interest from time to time.

Management, Board Members, Board of Advisors and other controlling persons may have conflicts of interest with regard to potential business clients and partners. These conflicts will be disclosed and appropriately managed.

The market for our common stock is extremely thin, and you may have difficulty selling our common stock.

If you purchase our securities and later decide to sell shares of common stock, you may have difficulty selling the shares, and the price at which you can sell the shares (if at all) could be less than you might otherwise obtain if a broad public market for the common stock existed.

Our common stock is quoted on the OTC electronic bulletin board (symbol: MKOS. There can be no assurance that a stable market for our common stock will ever develop or, if it should develop, be sustained. It should be assumed that the market for our common stock will continue to be highly illiquid, sporadic and volatile. Our stock should not be purchased by anyone who cannot afford the loss of the entire investment.

We are required to maintain status as a "reporting" issuer under the Securities Exchange Act of 1934 in order to be traded by broker-dealers regulated by NASD ("NASD"). If we fail to continue to be a reporting issuer, management may encounter difficulty in maintaining or expanding a trading market in the near term, if at all, and shareholders may not be able to sell their shares in the public market. While management currently intends to maintain status as a reporting issuer under the Exchange Act, there can be no assurance that we can or will maintain such status.

We will need additional funding in order to succeed.

We recognize that substantial additional funding will be needed to achieve our objectives. No assurance is given that such funding will be obtained. If we cannot obtain such financing, it is possible that we will be unable to successfully commercialize and market our products, ultimately resulting in our failure.

Future financings could adversely affect your ownership interest and rights in comparison with those of other shareholders.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders.

Our common stock is subject to penny stock regulation that may affect the liquidity for our common stock.

Shares of our common stock are subject to the rules adopted by the Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, if current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, before consummation of a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and significance of the spread between the "bid" and "ask" price;
o a toll-free telephone number for inquiries on disciplinary actions; definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o    the bid and offer quotations for the penny stock;
o    the  compensation  of  the   broker-dealer   and  its  salesperson  in  the
     transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o    to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our common stock that is subject to the penny stock rules. Our board of directors has the power to issue additional shares of common stock and shares of preferred stock.

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. Our Board of Directors may issue all such shares that are not yet issued, without stockholder approval, and has the right to determine the rights, preferences and privileges of any preferred stock issued. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in our being subject to a change of control.

We do not intend to declare any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate paying any dividends on common stock in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors. Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, and restrictions in loan agreements, if any, and such other factors as the Board of Directors may deem relevant.

Our stock option plan could result in the dilution of existing shareholders.

We have adopted a stock option plan authorizing the issuance of up to 3,000,000 shares of common stock. Such options may be granted under certain circumstances at exercise prices below market at the time of grant. In any event, if the price of our common stock should increase, the difference between the current market stock price the exercise prices of outstanding options will increase.

The existence of below-market options could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of our equity securities or debt financing.

Exercise of any such options will result in dilution of the proportional interests of shareholders at the time of exercise, and, to the extent that the exercise price is less than the book value of the common stock at that time, to the book value per share of the common stock.

Patents, Trademarks, etc.

The Company has engaged counsel for the purpose of securing patents, copyrights, and trademarks. The Company is engaged in the process of supporting this effort.

Number of Employees - part and full time.

The Company had 11 full-time employees, 8 consultants, and 2 contractors at year-end 2004. Our employees are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

ITEM 2 DESCRIPTION OF PROPERTY

Our Company's headquarters are located in Kennewick, WA. The following table sets forth certain information regarding the principal properties used by Manakoa Services, all of which are leased:

                                               LEASE TERM BEGINNING   SQUARE      COST
LOCATION         FUNCTION                       AND END (MM/DD/YR)    FOOTAGE    PER MO.
-------------- ------------------------------- --------------------  --------   ---------
Kennewick, WA   Company Headquarters (1)          month-to-month        2,500      $5,000
Boulder, CO     Engineering/Mktg./Bus.Dev. (2)   6/1/05 - 5/31/06       4,775      $6,500



(1) The Company's headquarters is shared with one of its shareholders, Apogee Biometrics, Inc., in Kennewick, Washington.
(2) The lease began at $1,500 for the first 6 months and is now $6,500 per for one-year with two one-year extensions

We believe the facilities we occupy are well maintained and in good operating condition.

ITEM 3 LEGAL PROCEEDINGS

     A dispute has arisen between the Company and three of its principal shareholders, Apogee Biometrics, Inc., Mr. Katzaroff, and Mr. Williams, on the one hand, and on the other, another principal shareholder, Founders Group, Inc. The dispute pertains to services to be provided by Founders Group, Inc. and its principal Michael Sandoval, and the Company's issuance of shares to Founders Group, Inc. Settlement discussions have been proceeding. There can be no assurance that a settlement can be reached, or as to the terms as to any proposed settlement.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended December 31, 2004.

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "MKOS". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Following is information about the range of high and low bid prices for our common stock for each fiscal quarter since our stock commenced trading. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol MKOS.OB. The Company's Common Stock was previously quoted on NASD
Pink Sheet market under the symbol EIDT, until March 19, 2004. The following table sets forth, for the periods indicated the range of high and low closing sales prices per share of the Company's Common Stock, as reported on NASD Over-The-Counter Bulletin Board

           FISCAL PERIOD                FISCAL 2003            FISCAL 2004
           -------------           --------------------    --------------------
                                     HIGH        LOW         HIGH         LOW
                                   --------    --------    --------    --------
        First Fiscal Quarter         $0.24       $0.01       $1.28      $0.50
        Second Fiscal Quarter        $0.51       $0.05       $0.90      $0.45
        Third Fiscal Quarter         $1.00       $0.06       $0.95      $0.50
        Fourth Fiscal Quarter        $0.90       $0.30       $1.25      $0.25

(Note) The source of this information is Yahoo Finance quotation services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of December 31, 2005 there were 272 shareholders of record held the Company's common stock and the Company believes that there are approximately 7,000 additional shareholders through nominee or street name accounts with brokers.

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

The Transfer Agent and Registrar for our common stock are American Registrar & Transfer Co., 342 East 900 South, and Salt Lake City, Utah 84111.

OUR STOCK PRICE MAY BE VOLATILE AND AN INVESTMENT IN SUCH COMMON STOCK COULD SUFFER A DECLINE IN VALUE:

The market price of our common stock may fluctuate significantly and violently in response to a number of factors, some of which are beyond our control. These factors include:

     o government regulatory action affecting the Companies services or competitors' services;
     o    actual or anticipated fluctuations in operating results;
     o    the loss of key management or other personnel;
     o    the loss of major customers;
     o    the outcome of any future litigation;
     o broad market fluctuations; and economic conditions in the United States or abroad.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and notes thereto included elsewhere in the annual report. Historical results are not necessarily indicative of trends in operating results for any future period.

The statements contained in the annual report that are not historical facts are forward-looking statements that evolve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements.

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

Manakoa Services Corporation was a privately held Washington state corporation prior to any merger activity. It was a consulting services start up without sales but with a focus on the financial sector. The merger between Manakoa-Washington and SLX occurred as a result of the value perceived by the principles of the two private companies. No financial impact analysis entered into the decision to merge. It was based solely on the belief of private owners that a merger was appropriate based on mutual interest and strategies. The reverse merger with EIDT occurred as the method to become a public company. The Board of Directors of EIDT did conduct an independent analysis and determined it was to the benefit of its stockholders to approve the action. The financial impact of that merger is documented in the pre and post merger financial statements on file with the SEC. (please refer to: www.sec.gov)

Manakoa Corporation acquired Secure Logistix Corporation (SLX) in November 2003. SLX was organized in October 2001 as a Colorado corporation in specific response to terrorist attacks. SLX developed contingency plans and models in conjunction with a number of governmental and private sector organizations. The Company's first task was to identify third party solutions that could be applied to specific risk management and security issues facing clients. It became clear that this market place was disjointed and point product oriented. There was no way to "connect the dots" without an integrated solution. The second major activity was to define what might be driving the adoption of risk management and security best practices in the near term.

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

Manakoa Services Corporation (www.Manakoa.com) is an enterprise risk management software and services company focusing on regulatory compliance solutions.

Manakoa ComplianceSuite(TM) is being developed to meet the vertical security and risk management requirements of organizations complying with regulations stemming from the Gramm Leach Bliley Act (GLBA), Health Insurance Portability Accountability Act (HIPAA), Sarbanes Oxley Act, USA Patriot Act, and Federal Informational Security Management Act (FISMA). The Company anticipates expanding its support to other U.S. regulations plus international regulatory requirements emerging from the European Union, Japan, United Kingdom and Canada. The market sectors that the Company believes initially will be most significantly impacted are public corporations, health care, insurance, financial services and federal contractors. The Company intends to focus its sales efforts through channel partners that are envisioned to include trade and professional associations, accounting and legal firms, security consultants and system integrators, as well as non profit associations.

The Company is developing the Manakoa ComplianceSuite(TM) as both an integrated solution set aas well as a series of standalone component products. The underlying architecture for the Manakoa ComplianceSuite(TM) was completed in 2004 but is subject to adaptations and change to meet market, technology and regulatory shifts over time. The Manakoa KnowledgeBase(TM) is the first standalone product component, and was launched on February 28, 2005. It is an Internet subscription portal for regulatory compliance information. The Compliance WorkCenter(TM) asset and policy engine known as the Manakoa Compliance Services(TM) together with related interfaces to the Microsoft
Operations Manager are scheduled for release in April 2005. Other component products will be released during 2005, although precise dates are still not defined.

The Company was involved in research, design and product prototyping throughout the 2004 calendar year. As a result of this effort, in the first quarter of 2005 the company made commercial available the Manakoa KnowledgeBase(TM) regulatory compliance research engine.

Product Overview

The company made a strategic decision to make available its products in the form of both integrated suites and standalone products. A well-known example of this type of strategy is the release by Microsoft of its entire Office suite together with independent standalone applications like Word or Excel. By launching "slices" of the integrated suites, Manakoa is able to go to market earlier while development continues for the more complex enterprise risk management suite.

There are two primary pillars in to this product roll-out strategy: Manakoa Risk and Regulatory ComplianceSuite(TM) and Standalone Applications

o Compliance WorkCenter(TM) will access the state of compliance, performs appropriate shortfall analyses, and provides Board of Director level plans for achieving compliance. This product is divided into several independent applications that will also be released separately. The first announced stand alone product is the Manakoa Compliance Service that aligns critical IT assets with regulatory and best practices policies with mid 2005 release date.
o Compliance Command and Control Center(TM) or C4(TM) will transform the Board approved plan into a mapped enterprise control environment via Preventative, Detective and Recovery. Technical controls are designed to alert, minimize, or recover from non-compliant and vulnerable states; displayed with progress monitored on current, user-specific dashboard views. The first announced stand alone products associated with C4(TM) are the Manakoa Compliance Microsoft Operations Management packs that provide event reports and alert management with a mid 2005 release date.

Manakoa Knowledge Transfer and Certification Products

o Manakoa Risk KnowledgeBase(TM) is an Internet based research engine for corporate risk management and compliance issues, resources and questions. It provides subscribers a common site that unites the various facets of Manakoa's Risk Management Information System. The portal site contains access to specific legislation, cross referenced internal standards, security bulletins, legal opinions, policy templates and guidelines, live linked reports and publications. The Manakoa KnowledgeBase(TM) was made commercially available the first quarter of 2005.
o Cyber Attack Simulation Trainer (CAST) will be designed to teach IT professionals to identify, circumvent, and recover from cyber hacker activities through the introduction of attacker scripts and techniques in a simulated, risk-free manner. Just as flight simulators provide real world experience to pilots without jeopardizing lives, the Manakoa Cyber Attack Simulator Trainer tests, and trains and certifies system administrators and other IT professionals. CAST currently has no established release date.

The primary risk associated with not completing development in a reasonable period of time is that market expectations will have been established with potential channel partners and end user customers. A failure to deliver would damage the reputation of an emerging company and limit its ability to retain market relationships. The technological uncertainties are mitigated by the fact that the underlying solutions are being built upon commercially available products and based around standards like ISO 17799, the NIST-800 series and the COSO framework. There are tremendous content development and workflow process pressures requiring the company to retain and expand its high end professionals. The company will need to continue its fund raising efforts to pay for these professionals in order to meet development deadlines.

The risks associated with failure to complete projects in a timely fashion are fairly typical of software development. We are focusing initial releases on regulations (GLBA, HIPAA, FISMA) that have specific associated deadlines and reasonably clear governmental audit guidelines. While the company believes the scheduled release of its ComplianceSuite(tm) will map well to potential client requirements, development slippage could adversely impact market penetration. Beyond the risk associated with internal schedule delays, changes in the timing, tone and specific requirements set forth by regulators may also have an impact. Finally, competition is also a real risk component. By failing to come to market in a timely fashion, others could enter and capture market share.

Market Opportunity

The regulatory compliance market is rapidly growing and a number of reputable research firms like AMR Research and The Garner Group state that billions of dollars in projected corporate spending will occur. Manakoa believes that there exist underlying similarities between the targeted regulations. The following summarizes initial U.S. regulations targeted by Manakoa's compliance platforms:

Gramm Leach Bliley Act - GBLA compliance involves over 238,000 firms in the financial services industry and any organization using non-public financial information and their technical service providers

Sarbanes  Oxley  Act  -Impacts  all  public   companies,   estimated  at  14,000
organizations involving corporate governance

HIPAA -Health care and insurance providers impacted with an emphasis on privacy matters

FISMA - Federal Information Security Management Act impacts both government agencies and government contractors

The company also envisions expanding the number of supported regulations to other federal and regional laws as well as certain international regulations..

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

Revenue Model

As a new product in an emerging market, MANAKOA Services Corporation has conducted early validation for pricing and client acquisition estimates. These figures are based upon feedback from our strategic partners together with potential customers. The pricing has been estimated using a combination of cost up and market value considerations. Review by MANAKOA and our partners is still underway and significant changes in the pricing model may evolve prior to product releases.

The level of market penetration required to achieve our plan, requires significantly less than 1% of all financial institutions to recognize the compliance issues and take a responsible approach to risk mitigation.

ITEM 7 FINANCIAL STATEMENTS


See Exhibit 1, Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.


                                                                          Page
                                                                          ------



   Consolidated Balance Sheet at December 31, 2004 ........................ ..20

   Consolidated   Statements  of  Operations  for  the  years  ended
   December  31,  2004  and  2003,   and  from   November  21,  2001
   (inception) through December 31, 2004 .....................................21


   Consolidated  Statement of Changes in  Shareholders'  Deficit for
   the period from November 21, 2001  (inception)  through  December
   31, 2004 ..................................................................22

   Consolidated  Statements  of  Cash  Flows  for  the  years  ended
   December  31,  2004  and  2003,   and  from   November  21,  2001
   (inception) through December 31, 2004 .....................................24

   Report of Independent Registered Public Accounting Firm ...................26

   Notes to Consolidated Financial Statements ................................27

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                           Consolidated Balance Sheet

                                December 31, 2004

                                     Assets

Cash                                                              $ 285,095
Prepaid expenses:
   Prepaid consulting services (Note 6)                             442,958
   Prepaid consulting services - ACSI (Note 9)                       10,873
   Prepaid expenses (Note 2)                                         41,046
   Prepaid insurance                                                 14,428
Property and equipment, net of accumulated depreciation
   of $84,759 (Note 3)                                               22,726
Debt issue costs, net of accumulated amortization
   of $517,500 (Note 5)                                             517,500
License rights, net of accumulated amortization
   of $12,500 (Note 9)                                              137,500
                                                                 ----------

                                                             $    1,472,126
                                                                 ==========

                      Liabilities and Shareholders' Deficit
Accounts payable                                             $      319,911
Notes payable:
   Related party (Note 2)                                           185,000
   Convertible notes (Note 5)                                       997,500
   Other (Note 5)                                                   725,000
Accrued interest payable:
   Related party (Note 2)                                            15,334
   Convertible notes (Note 5)                                        75,641
   Other (Note 5)                                                    14,568
Indebtedness to related parties (Note 2)                            109,729
Accrued employee compensation (Note 1)                              500,000
Other accrued liabilities                                            58,170
                                                                 ----------
              Total liabilities                                   3,000,853
                                                                 ----------

Shareholders' deficit (Notes 2, 5 and 6):
   Preferred stock, $.001 par value; 25,000,000 shares authorized,
      -0- shares issued and outstanding
   Common stock, $.001 par value; 200,000,000 shares authorized,
      34,511,513 shares issued and outstanding                       34,512
   Additional paid-in capital                                     4,350,734
      Deficit accumulated during the development stage           (5,913,973)
                                                                 ----------
              Total shareholders' deficit                        (1,528,727)
                                                                 ----------

                                                               $  1,472,126
                                                               ============

See accompanying notes to consolidated financial statements

                         MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                    November 21,
                                                                       2001
                                                                   (Inception)
                                                                      Through
                                                December 31,        December 31,
                                         -------------------------
                                                 2004         2003      2004
                                         ------------ ------------ ------------
Service revenue                        $           -- $     34,000 $     89,625
                                         ------------ ------------ ------------

Operating expenses:
   Cost of services                                --       30,600       83,775
   Stock-based compensation (Note 6):
     Software research and development         67,500      480,000      547,500
     Consulting                               515,542           --      515,542
     Investor relations                       289,000           --      289,000
     Common stock options                     526,050           --      526,050
   Research and development                   696,256      575,000    1,346,256
   General and administrative costs         1,109,238      168,143    1,372,702
                                         ------------ ------------ ------------

              Total operating expenses      3,203,586    1,253,743    4,680,825
                                         ------------ ------------ ------------

              Loss from operations         (3,203,586)  (1,219,743)  (4,591,200)

Interest expense:
   Debt issue costs (Note 5)                 (517,500)          --     (517,500)
   Related party (Note 2)                     (14,500)          --      (14,500)
    Other                                     (89,939)        (834)     (90,773)
                                         ------------ ------------ ------------

              Total interest expense         (621,939)        (834)    (622,773)

Non-operating expenses:
   Loss on extinguishment of debt (Note 2)   (700,000)          --     (700,000)
                                         ------------ ------------ ------------

              Loss before income taxes     (4,525,525)  (1,220,577)  (5,913,973)

Income tax provision (Note 4)                      --           --           --
                                         ------------ ------------ ------------

              Net loss                   $ (4,525,525)$ (1,220,577)$ (5,913,973)
                                         ============ ============ ============


Basic and diluted loss per share         $      (0.15)$      (0.16)
                                         ============ ============

Weighted average common shares
   outstanding                             29,228,641    7,514,741
                                         ============ ============

See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholder's Deficit



                                                                                                    Deficit
                                                                                                  Accumulated
                                                 Common Stock           Common      Additional     During the
                                        ----------------------------     Stock        Paid-In     Development
                                             Shares       Par Value  Subscriptions    Capital        Stage         Total
                                        ---------------- ----------- -------------  -----------  -------------  ------------

Balance, November 21, 2001 (inception)                --     $    --      $     --    $      --   $         --      $     --

Net loss                                              --          --            --           --             --            --
                                        ---------------- ----------- -------------  -----------  -------------  ------------

Balance, December 31, 2001                            --          --            --           --             --            --

January 1, 2002, stock sold to an
   officer (Note 2)                            6,100,000       6,100            --       (6,000)            --           100
Management and administrative services
   contributed by an officer (Note 2)                 --          --            --       75,000             --        75,000
Net loss                                              --          --            --           --       (167,871)     (167,871)
                                        ---------------- ----------- -------------  -----------  -------------  ------------

Balance, December 31, 2002                     6,100,000       6,100            --       69,000       (167,871)      (92,771)

November 24, 2003, stock issued to
   acquire net liabilities of Manakoa
   Services Corporation (Note 1)              12,200,000      12,200          (610)     (13,626)            --        (2,036)
                                        ---------------- -----------  ------------  -----------  -------------  ------------
November 25, 2003, following
   recapitalization                           18,300,000      18,300          (610)      55,374       (167,871)      (94,807)

December 2003, stock issued in exchange
   for software development services
   (Note 6)                                    1,000,000       1,000            --      479,000             --       480,000
December 18, 2003, stock issued to
   acquire net liabilities of Electronic
   Identification, Inc. (Note 1)               8,553,783       8,554            --     (409,769)            --      (401,215)
                                        ---------------- ----------- -------------  -----------  -------------  ------------
December 19, 2003, following
   Recapitalization)                          27,853,783      27,854          (610)     124,605       (167,871)      (16,022)

Net loss                                             --           --            --           --     (1,220,577)   (1,220,577)
                                        ---------------- ----------- -------------  -----------  ------------- -------------

                                        continued on next page.



                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholder's Deficit
                                  continued
                                                                                                    Deficit
                                                                                                  Accumulated
                                                 Common Stock           Common      Additional     During the
                                        ----------------------------     Stock        Paid-In     Development
                                             Shares       Par Value  Subscriptions    Capital        Stage         Total
                                        ---------------- ----------- -------------  -----------  -------------  ------------

Balance, December 31, 2003                    27,853,783      27,854          (610)     124,605     (1,388,448)   (1,236,599)

Receipt of stock subscription                         --          --           610           --             --           610
Common stock issued in exchange for
   services (Note 6)                           2,433,000       2,433            --    1,312,567             --     1,315,000
July 2004, warrants granted as debt
   issue costs (Note 5)                               --          --            --    1,035,000             --     1,035,000
September 2004, sale of common stock
   ($.50/share) (Note 6)                         500,000         500            --      249,500             --       250,000
September 2004, common stock issued
   to acquire Advanced Cyber Security,
   Inc. (Note 9)                               1,900,000       1,900            --      179,837             --       181,737
September to December 2004, granted
   common stock options (Note 6)                      --          --            --      526,050             --       526,050
October 2004, common stock issued
   to repay convertible debt (Note 5)            125,000         125            --       49,875             --        50,000
December 2004, common stock issued to
   repay shareholder obligation (Note 2)       1,750,000       1,750            --      873,250             --       875,000
Cancellation of common shares)                   (50,270)        (50)           --           50             --            --
Net loss                                              --          --            --           --     (4,525,525)   (4,525,525)
                                        ---------------- ----------- -------------  ----------- --------------  ------------

Balance, December 31, 2004                    34,511,513   $  34,512    $       --  $ 4,350,734   $ (5,913,973)  $(1,528,727)
                                        ================ =========== =============  ===========  =============  ============



                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows



                                                                            November 21,
                                                                                2001
                                                       For the Years Ended   (Inception)
                                                            December 31,       Through
                                                     ----------------------- December 31,
                                                            2004        2003     2004
                                                     ----------- ----------- -----------
Cash flows from operating activities:
Net loss                                             $(4,525,525)$(1,220,577)$(5,913,973)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                        23,779        --        23,779
     Stock-based compensation - services (Note 6)        872,042     480,000   1,352,042
     Stock-based compensation - options (Note 6)         526,050        --       526,050
     Debt issue costs, net (Note 5)                      517,500        --       517,500
     Loss on debt extinguishment                         700,000        --       700,000
     Services contributed by an officer                     --          --        75,000
     Changes in operating assets and liabilities:
        Perpaid expenses                                 (55,474)       --       (55,474)
        Accounts payable                                 289,982      39,644     420,631
        Accrued employee compensation                     35,170     500,000     535,170
        Other accrued liabilities                        103,141     200,594     306,485
                                                     ----------- ----------- -----------
                 Net cash used in
                     operating activities             (1,513,335)       (339) (1,512,790)
                                                     ----------- ----------- -----------
Cash flows from investing activities:
   Property and equipment purchases                      (25,122)       --       (25,122)
   Cash acquired in EIDT merger                             --         4,797       4,797
                                                     ----------- ----------- -----------
                 Net cash (used in) provided by
                     investing activities                (25,122)      4,797     (20,325)
                                                     ----------- ----------- -----------
Cash flows from financing activities:
   Proceeds from issuance of convertible debt (Note 5)   857,500        --       857,500
   Principal payments on promissory note
     owed to an officer (Note 2)                         (15,000)       --       (15,000)
   Proceeds from issuance of promissory notes (Note 5)   725,000        --       725,000
   Proceeds from sale of common stock (Note 6)           250,610        --       250,710
                                                     ----------- ----------- -----------
                 Net cash provided by
                     financing activities              1,818,110        --     1,818,210
                                                     ----------- ----------- -----------

                     Net change in cash                  279,653       4,458     285,095

Cash, beginning of period                                  5,442         984        --
                                                     ----------- ----------- -----------

Cash, end of period                                  $   285,095 $     5,442 $   285,095
                                                     =========== =========== ===========
continued on next page



                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                    continued

                                                                            November 21,
                                                                                2001
                                                       For the Years Ended   (Inception)
                                                            December 31,       Through
                                                     ----------------------- December 31,
                                                            2004        2003     2004
                                                     ----------- ----------- -----------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
Income taxes                                         $      --   $      --   $      --
                                                     =========== =========== ===========
Interest                                             $      --   $      --   $      --
                                                     =========== =========== ===========
Non-cash investing and financing activities:
Common stock issued to acquire Advanced
     Cyber Security, Inc. (Note 9)                   $   181,737 $      --   $   181,737
                                                     =========== =========== ===========
Common stock issued in Manakoa/SLX
     Stock Purchase Agreement (Note 1)               $      --   $    (2,036)$    (2,036)
                                                     =========== =========== ===========
Common stock issued in Manakoa/EIDT
     Stock Purchase Agreement (Note 1)               $      --   $  (401,215)$  (401,215)
                                                     =========== =========== ===========

See accompanying notes to consolidated financial statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Manakoa Services Corporation:


We have audited the consolidated balance sheet of Manakoa Services Corporation (a development stage enterprise) as of December 31, 2004, and the related consolidated statements of operations, changes in shareholder's deficit, and cash flows, for the years ended December 31, 2004 and 2003, and from November 21, 2001 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manakoa Services Corporation as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and from November 21, 2001 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Honeck LLP
Denver, Colorado
April 11, 2005

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Manakoa Services Corporation (the "Company" or "Manakoa") was incorporated under the laws of Colorado on November 21, 2001 as Secure Logistix Corporation ("SLX"). On November 25, 2003, the Company entered into a Stock Purchase Agreement with Manakoa Services Corporation-Private Company ("MSC"). On December 19, 2003, the Company entered into a Stock Purchase Agreement with Electronic Identification, Inc. ("EIDT"), a public company registered with the Security and Exchange Commission ("SEC"). The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. The Company plans to develop its regulatory compliance software operations.

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

In addition to the above terms of the Stock Purchase Agreement, the Company granted 1,000,000 compensatory common stock options (see Note 6) and agreed to pay $500,000 to its employees and contractors as payment for 2003 services. The $500,000, which is currently due and payable, has been accrued as of December 31, 2003 and is included in the accompanying consolidated financial statements as "Accrued employee compensation" and "Research and development".

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered significant losses since inception. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

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

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over their estimated useful lives, ranging from 5 to 10 years, using the straight-line method.

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

Research and development costs totaled $696,256 and $575,000 for the years ended December 31, 2004 and 2003, respectively. The Company has not capitalized any software development costs as of December 31, 2004.

Impairment of Software Development Costs

The Company will review software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are assessed for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset's carrying value over the fair value. The Company did not have any capitalized software development costs at December 31, 2004.

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

At December 31, 2004, there was no variance between basic and diluted loss per share as all potentially dilutive common shares outstanding (including 3,685,000 common stock options, 2,373,000 common stock warrants and convertible debt and accrued interest convertible to 2,291,671 common shares) were anti-dilutive.

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

Revenue recognition

Service revenue is recognized after services are provided and collection is probable. Expenses are recognized when incurred. The Company did not make any sales of software products during the periods presented in the accompanying consolidated financial statements.

Fair value of financial instruments

The carrying amounts of cash, accounts payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company's stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method. Pro forma disclosures have been included in Note 6.

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its consolidated financial statements.

NOTE 2:  RELATED PARTY TRANSACTIONS

Indebtedness to related parties

As of December 31, 2004, the Company owed two officers and an affiliate a total of $139,070 for accrued salaries, accrued rent, and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $139,070 is included in the accompanying consolidated financial statements as "Indebtedness to related parties".

As part of its merger with EIDT, the Company assumed $206,275 in advances owed to two shareholders of the Company. These advances are non-interest bearing and are due on demand. During the year ended December 31, 2004, the Company repaid $31,275 in cash and extinguished the remaining $175,000 through the issuance of 1,750,000 shares of the Company's common stock. The common stock was valued at $875,000 based on the quoted market price of the stock on the transaction date, or $.50 per share. As a result, the debt extinguishment resulted in a loss of $700,000.

Commencing January 1, 2002, the Company began accruing its officer's salary due to a lack of working capital. During the year ended December 31, 2002, the officer contributed half of the $150,000 salary, which is recorded as additional paid-in capital in the accompanying consolidated financial statements. As of November 23, 2003, the Company owed the officer $209,375 for accrued salaries and issued a promissory note to the president as payment for $200,000 of the accrued salaries. The note carries a four percent interest rate and matures on March 31, 2006. During the year ended December 31, 2004, the Company repaid $15,000 against the note reducing the balance to $175,000. Accrued interest on the note totaled $15,334 at December 31, 2004. Future maturities of the note are as follows:

                   Year ended December 31,
  ---------------------------------------------------------------
                    2005          $  60,000
                    2006             25,000
                              -------------
                                  $  85,000
                              =============

Common stock sale

On January 1, 2002, the Company sold 6,100,000 shares of its $.001 par value common stock to the officer for $100.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. ("ABI"), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain administrative expenses utilized by both parties. During the years ended December 31, 2004 and 2003, the Company incurred rent and administrative expenses totaling $71,857 and $4,670, respectively. The Company made payments to ABI totaling $112,903 during the year ended December 31, 2004, resulting in prepaid expenses of $41,046.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:


Computer equipment                  $          98,855
Furniture and office equipment                  8,630
                                    -----------------
                                              107,485
Less accumulated depreciation                 (84,759)
                                    -----------------
                                    $          22,726
                                    =================

Depreciation expense totaled $11,279 and $-0-, for the years ended December 31, 2004 and 2003, respectively.

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                            December 31,
                                                            2004        2003
                                                     ----------- -----------
U.S. federal statutory graduated rate                     34.00%      34.00%
State income tax rate, net of federal benefit              3.06%       3.06%
Net operating loss for which no tax benefit
   is currently available                                -37.06%     -37.06%
                                                     ----------- -----------
               Effective rate                              0.00%       0.00%
                                                     =========== ===========


At December 31, 2003, deferred taxes consisted of a net tax asset of $2,151,928, due to operating loss carryforwards of approximately $5,746,102, which was fully allowed for in the valuation allowance of $2,151,928. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended December 31, 2004 and 2003 were $1,676,969 and $452,295, respectively. The change in the valuation allowance for the years ended December 31, 2004 and 2003 were also $1,676,969 and $452,295, respectively. Net operating loss carryforwards will expire through 2024.

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

NOTE 5:  NOTES PAYABLE AND CONVERTIBLE DEBT

Convertible promissory notes

As part of its merger with EIDT (see Note 7), the Company acquired $140,000 in convertible promissory notes that were originally issued during October and November 2003. During the year ended December 31, 2004, the Company issued an additional $907,500 in convertible promissory notes and repaid one $50,000 note through the issuance of 125,000 shares of its common stock ($.40 per share). As of December 31, 2004, the balance of convertible promissory notes outstanding totaled $997,500.

The notes carry a 10 percent interest rate and mature one year from the date of the note. The first $310,000 in notes issued between October 2003 and January 2004 may be converted into the Company's common stock, at a rate of $.40 per share. The remaining $687,500 of notes issued in 2004 may be converted into the Company's common stock, at a rate of $.50 per share. On the maturity date of the respective notes, the Company has the right and option to automatically convert the unpaid principal balance and accrued interest then outstanding into the number of common shares resulting from dividing all of the unpaid principal and accrued interest by an amount equal to the established exercise price ($.40 or $.50 per share). Accrued interest payable on the notes totaled $75,641 at December 31, 2004.

Other notes payable

The Company's remaining promissory notes payable consist of the following at December 31, 2004:

Note payable to an individual issued on June 30, 2004,
     matures June 30, 2005, convertible to the Company's
     common stock at a rate of $.50 per share, 10%
     annual interest rate                                       $    250,000
Note payable to an individual issued on November 15, 2004,
     payable on demand after February 15, 2005, 10% annual
     interest rate, unsecured                                        150,000
Note payable to an individual issued on December 3, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured                                        300,000
Note payable to an individual issued on December 30, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured                                         25,000
                                                                ------------
                                                                $    725,000
                                                                ============

Accrued interest payable on the above notes totaled $14,568 at December 31, 2004.

The Company issued the $250,000 note holder warrants to purchase 1,500,000 shares of common stock as a loan origination fee. The exercise price on the warrants is $.01 per share and the warrants expire on July 1, 2005. The warrants were issued below the quoted market price ($.70 per share) of the common stock on the grant date. Accordingly, the Company determined the fair value of the warrants in accordance with SFAS 123 and capitalized debt issue costs of
$1,035,000 at July 1, 2004. The debt issue costs are amortized to interest expense over the term of the loan (one year). As of December 31, 2004, $517,500 was amortized to interest expense and the remaining $517,500 is capitalized in the accompanying condensed consolidated financial statements as debt issue costs. The remaining debt issue costs will be fully amortized to interest expense by June 30, 2005.

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

   Risk-free interest rate   1.010%
   Dividend yield                                          0.00%
   Volatility factor                                     115.15%
   Weighted average expected life                        1 years

NOTE 6:  STOCKHOLDERS' DEFICIT

Common stock

During the year ended December 31, 2004, the Company issued 2,185,000 shares of its common stock in exchange for research and development, investor relations and business consulting service contracts. The transactions were valued at the quoted market price of the common stock on the transaction date and totaled $1,191,000. Stock-based compensation expense of $748,042 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2004. The remaining $442,958 was recorded as prepaid consulting services.

On September 30, 2004, the Company issued 248,000 shares of its common stock and 248,000 stock purchase warrants in exchange for investor relations services. The transaction was valued at the quoted market price of the common stock on the transaction date. Stock-based compensation expense of $124,000 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2004. The warrants are exercisable at a price of $1.10 per share and expire on September 30, 2005.

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

During September 2004, the Company issued 1,900,000 shares of its common stock to acquire Advanced Cyber Security, Inc. ("ACSI"), see Note 9.

Common stock options

Options granted to non-employees, accounted for under the fair value method

Between September and December 2004, the Company granted its consultants options to purchase an aggregate of 850,000 shares of the Company's common stock. 500,000 options carry an exercise price of $.66 per share and the remaining 350,000 options carry an exercise price of $.01 per share. 100,000 options vest on November 4, 2005, the remaining options vested on the date of grant. All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.40 and $.70 per share. The Company valued the options in accordance with SFAS 123. The fair value of the options ranged between $.243 and $691 per share and totaled $281,050, which was recorded as stock-based compensation in the accompanying consolidated financial statements for the year ended December 31, 2004.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

   Risk-free interest rate                                 2.00%
   Dividend yield                                          0.00%
   Volatility factor                                     115.15%
   Weighted average expected life                        3 years


Options and warrants assumed in recapitalization

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
   Weighted average expected life                         1 year

Options granted to employees, accounted for under the intrinsic value method

Between September and December 2004, the Company granted its employees options to purchase an aggregate of 2,785,000 shares of the Company's common stock. 2,185,000 options carry an exercise price of $.66 per share and the remaining 600,000 options carry an exercise price of $.01 per share. The options vest as follows:

   Number of
    Options                         Vesting Date
----------------              --------------------------
   1,350,000                  Date of grant
     100,000                  January 1, 2005
   1,335,000                  Ratably over 36 months
----------------
   2,785,000
================


 All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.40 and $.70 per share. The 600,000 options granted at an exercise price of $.01 were below the quoted market price on the date of grant. These options resulted in total stock-based compensation of $294,000 ($49,000 of which will vest on January 1, 2005). As a result, the Company recorded $245,000 as stock-based compensation in the accompanying consolidated financial statements for the year ended December 31, 2004.

On November 25, 2003, the Company granted 1,000,000 compensatory common stock options to its employees and contractors as payment for 2003 services. The 1,000,000 options had an exercise price of $.0001 per share and vested on the grant date. Due to the nominal exercise price the options were immediately exercised and, for accounting purposes, the transaction has been recorded as the issuance of 1,000,000 shares of the Company's common stock in exchange for services. The shares issued in the transaction were valued based on the fair market value of the Company's common stock on the transaction date, or $.48 per share (following the December 19, 2003 merger with Electronic Identification, Inc.). Stock-based compensation expense totaling $480,000 was recognized in the accompanying consolidated financial statements.

As stated in the Summary of Significant Accounting Polices, the Company accounts for awards of stock-based employee compensation under the intrinsic value method of Opinion 25. Companies that elect to use the method provided in Opinion 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                         For The Years Ended
                                                             December 31,
                                                   ----------------------------
                                                          2004          2003
                                                   ------------- --------------
   Net loss, as reported                            $ (4,525,525)  $ (1,220,577)
                                                   ============= ==============

   Stock-based employee compensation, as reported   $    245,000   $    480,000
                                                   ============= ==============

   Stock-based employee compensation, fair value    $    375,979   $    480,000
                                                   ============= ==============

   Pro forma net loss                               $ (4,656,504)  $ (1,220,577)
                                                   ============= ==============
   Basic and diluted net loss per common
      share, as reported                            $      (0.15)  $      (0.16)
                                                   ============= ==============
   Pro forma basic and diluted net loss
      per common share                              $      (0.16)  $      (0.16)
                                                   ============= ==============

The following schedule summarizes the changes in the Company's stock awards:

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                   Notes to Consolidated Financil Statements

                                   Awards Outstanding and Exercisable        Weighted Average     Weighted Average
                                  -----------------------------------------
                                       Number of           Exercise Price    Exercise Price         Remaining
                                       Shares               Per Share           Per Share         Contractual Life
                                  --------------------    -----------------  -----------------   ------------------
Balance at January 1, 2003                       $0.00            $                                            N/A
   Options and warrants acquired
     in recapitalization                       175,000         $.06 to $.10     $         0.07             1.5 years

   Awards granted                            1,000,000             $0.0001      $       0.0001                  None

   Awards exercised                         (1,000,000)             $0.0001     $       0.0001                 None

   Awards cancelled/expired                         -                 $0.00                  -                 N/A
                                  --------------------    -----------------

Balance at December 31, 2003                   175,000         $.06 to $.10     $         0.07            1.5 years


   Awards granted                            5,883,000        $.01 to $1.10     $         0.45               3 years

   Awards exercised                                  -                $0.00     $            -                  N/A

   Awards cancelled/expired                          -                $0.00     $            -                   N/A
                                  --------------------                       -----------------
Balance at December 31, 2004                6,058,000         $.01 to $1.10     $         0.43          2.75 years


NOTE 7:    COMMITMENTS

On February 16, 2004, the Company began leasing office space in Boulder, Colorado for its product development team. Lease payments increase from $1,660 per month to $3,619 per month through December 31, 2005, when the lease expires. Rent expense under the lease totaled $11,333 and $-0- for the years ended December 31, 2004 and 2003, respectively.

Future minimum payments due under the lease agreements are as follows:

December 31,
------------
   2005                     $.43,427



NOTE 8:  CONCENTRATION OF CREDIT RISK

During the year ended December 31, 2003, the Company had one customer that made up 100 percent of the Company's sales.

NOTE 9:  AGREEMENT AND PLAN OF ACQUISITION

On August 4, 2004, the Company entered into an Agreement and Plan of Acquisition to acquire Advanced Cyber Security, Inc. ("ACSI"), a wholly owned subsidiary of UTEK Corporation (amex: UTK) ("UTEK"). The Company acquired all of the outstanding common shares of ACSI from UTEK in exchange for 1,900,000 shares of the Company's common stock (all issued to UTEK). The exchange of equity interests occurred on September 20, 2004, which resulted in ACSI becoming the Company's wholly-owned subsidiary. The results of ACSI's operations have been included in the accompanying consolidated financial statements since that date. The Company conducted the acquisition in order to obtain the license rights held by ACSI.

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

Licensor agreements

ACSI also entered into a consulting agreement with the Licensor for which it paid $50,000 toward services to be rendered by the Licensor through the end of 2004. Under this agreement, the Licensor will help define further requirements and a development plan with respect to the software covering calendar year 2005 in detail, with a rougher plan for calendar years 2006 and 2007. As of December 31, 2004, $10,873 of the initial $50,000 remained unused and is included in the accompanying consolidated financial statements as "Prepaid consulting services - ACSI".

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

License rights and amortization

License rights are stated at cost and amortized over an estimated useful life of five years using the straight-line method. Amortization expense for the period from September 20, 2004 through December 31, 2004 totaled $12,500. Estimated aggregate amortization in future years is as follows:

   Year ended December 31,
------------------------------------
     2005                  $  30,000
     2006                     30,000
     2007                     30,000
     2008                     30,000
     2009                     17,500
                       -------------
                           $  37,500
                       =============


NOTE 10: SUBSEQUENT EVENTS

During March 2005, the Company granted its consultants options to purchase an aggregate of 200,000 shares of the Company's common stock. 130,000 options carry an exercise price of $.66 per share and the remaining 70,000 options carry an exercise price of $.01 per share. All of the options expire three years from the grant date.

During January and February 2005, stock awards were exercised resulting in the issuance of 275,000 shares of the Company's common stock. Proceeds from the stock awards totaled $9,000.

During February 2005, an employee left the Company resulting in the cancellation of 350,000 common stock options.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A CONTROLS AND PROCEDURES

The chief executive officer and the president of the Company have concluded based on their evaluation that as of the end of the period covered by this report the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Commission in such reports is accumulated and communicated to the Company's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the period covered by this report.

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

                                                                   Year first
Name                    Age   Position                              elected
----------------------- ----- ---------------------------------- ------------
Stuart Platt               71  Chairman of The Board                     2003
G. Robert Williams         57  Chief Executive Officer, Director         2003
James C. Katzaroff         48  President, Director                       2003
James  C. Riviere          63  Director                                  2004
Ken Hatch                  69  Director                                  2004
Robert A. Papke            48  Secretary                                 2004


Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All directors agreed to remain until the 2005 annual meeting.

Rear Admiral (ret) Stuart Platt--MS, MBA, Chairman of the Board

The author of THE ARMAMENT TIDE - ReARMING AMERICA, Stuart Platt was promoted early ahead of his peers; he went on to become a Rear Admiral and completed a distinguished 31 year military career as a highly decorated Vietnam veteran. He has followed his military success with an equally successful executive career in business, principally in the technology and defense sectors. Appointed by President Reagan as the Navy's first Competition Advocate General, he led an historic reform program to improve the way the Navy buys ships, aircraft, and weapon systems. He also served as deputy commander of the Naval Sea Systems Command, where he was responsible for acquiring Navy surface ships and submarines during the build-up of the 600 ship Navy. He was recently honored by being named to the Cold War Leadership Hall of Fame by the Submarine Force Library & Museum Association, and was a presidential appointee to the Board of Governors of the United States Merchant Marine Academy. Admiral Platt has a Master of Science from the William E. Simon Graduate School of Business at the University of Rochester, an MBA from the School of Business at the University of Michigan, and is a graduate of the Executive Program, Graduate School of Business at Stanford University.

Robert Williams - PhD, Chief Executive Officer and Director

Dr. Williams has over 20 years of senior-level IT management experience with companies ranging from start-ups to large technology firms and consultancies. He was also instrumental in recent anthrax terrorist attack crisis management and is active in continuing anti-terrorism efforts. Prior positions include being President of professional services organization PDS Advanced Technologies, President and founder of pioneering UNIX applications developer Decathlon Data Systems, a senior executive at UNISYS/System Development Corporation, and Dean of Research at the University of California, Los Angeles and California State Polytechnic University. A recognized technology expert, he was also the featured speaker in the international road shows sponsored by Microsoft, Hewlett Packard, Compaq and Tech Data on UNIX and Windows NT interoperability. He is the co-author of the best selling The Ultimate Windows Server 2003 Administrator's Guide (Addison Wesley 2002), and other best selling books. Dr. Williams has a BA

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

and MA from Whittier College, and a PhD from UCLA. He was named by Microsoft Corporation as the Most Valuable Professional (MVP) in the field of Security
(2003).

James C. Katzaroff, President  and Director

Jim Katzaroff brings a wealth of business and corporate finance experience to Manakoa. Since 1998, Mr. Katzaroff has held senior positions at Telemac, including Chief Financial Officer, Senior Vice President-Finance, Sr. Vice President, and Corporate Secretary of Telemac, Inc., an international communications venture active in the wireless telephony market. At Telemac, he was responsible for the venture's corporate strategy, investors and investment banking relationships, and the creation of the original executive team. Prior to Telemac, Mr. Katzaroff was a financial consultant with Smith Barney, Bateman Eichler and E.F. Hutton. Mr. Katzaroff has been a financial advisor for numerous start-up and development stage companies, and has assisted numerous companies with their initial public offerings. Mr. Katzaroff holds a Bachelor's Degree in Business Economics from the University of California, Santa Barbara, and has completed advanced management courses at the University of Washington.


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

James C. Riviere, PhD - Member, Board of Directors and Chairman of the Audit Committee

Dr. Riviere is a business executive with extensive experience in government, aerospace and commercial enterprises. He was most recently interim Chief Financial Officer of publicly traded Trans Global Services Corporation. He chaired the US Navy modernization procurement task force. Dr. Riviere held various management positions on Boeing programs for the Minuteman Missile, Apollo, and the 737. In executive management, Riviere was Corporate Vice President of Operations and Administration for System Development Corporation, and Corporate Vice President of Planning & Logistics for Burroughs Corporation (Unisys Corporation). As an independent consultant, Dr. Riviere maintained consultative relationships with Bell Atlantic, Mobil Oil, Digital Equipment, and Allied-Signal corporations. Most recently, he was Program Manager, Support Strategies for the U.S. Postal Service. Dr. Riviere majored in Economics at the University of Washington, and obtained an MBA from American Graduate University and a PhD in Industrial Engineering from Pacific Western University.

Ken Hatch - Member, Board of Directors

Mr. Hatch is a respected business executive who has served on numerous corporate, charity, civic and higher education Boards of Directors. Mr. Hatch currently is CEO of Hatch Enterprises, Inc. which he founded in 1997 to provide organizational and corporate image communications consulting for corporations under development, in transition, or in crisis. He previously was President of The Pacific Institute from 1995-1997. The Pacific Institute does business in 41 countries and in 13 languages. Mr. Hatch was Chairman and President of KIRO, Inc. a Seattle CBS television and radio station complex, from 1980-1995. He also served as the Senior Vice President, Broadcast Division for the A. H. Belo Corporation, then the 11th largest U.S. communication company.

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Conflicts of Interest Related to Other Business Activities

James C. Katzaroff, President and Interim Principal Financial Officer, is also Chairman and CEO of Apogee Biometrics, a shareholder that currently owns approximately 5,086,500 shares or 14.8%of Manakoa Services Corporation. The company rents space from Apogee Biometrics, Inc. for $5,000 per month. Ken Hatch, outside director is also a director of Apogee Biometrics, Inc. Robert Papke, is President of Apogee Biometrics, Inc.

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

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2004, the Company's officers and directors and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock


ITEM 10 EXECUTIVE COMPENSATION

The following table furnishes compensation information for the year ending for the Company Officers; the Chief Executive Officer and President. The company does not have any employment contracts or change of control agreements with the parties.

===============================================================================================================================
                                  ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL       YEAR    SALARY ($) BONUS ($) OTHER ANNUAL                AWARDS           PAYOUTS      ALL OTHER
POSITION                                              COMPENSATION ($)                                         COMPENSATION
------------------------ ----- ------------ --------- -------------------------------------------------------------------------
                                                                                    RESTRICTED        SECURITIES          LTIP
                                                                                 STOCK AWARDS       UNDERLYING      PAYOUTS ($)
                                                                                      ($)          OPTIONS/SARS (#)*     **
-------------------------------------------------------------------------------------------------------------------------------
G.Robert Williams,        2004  $ 74,758 (1)     None             None                   None         None     None        None
Chief Executive Officer
------------------------ ------------------------------------------------------------------------------------------------------
James C Katzaroff         2004  $ 84,705 (2)     None          $45,000                   None         None     None        None
President
-------------------------------------------------------------------------------------------------------------------------------


(1) G.Robert Williams received $74,758 in salary and deferred $45,242 which is carried as an account payable.
(2) James C. Katzaroff received $84,705 in salary, plus $45,000 in consulting fees on terms at least as favorable as could have been obtained from a disinterested third party service provider.

Compensation of Outside Directors.

As approved August 12, 2004 by the Board of Directors and retroactive to July 1, 2004, the following outside director fee schedule is: Monthly Stipend: $5,000 payable monthly or quarterly at Directors' option; Attendance at Meetings:
Directors meeting: $1,500 per day, Committee meeting: $1,500 per day (Committee Chair $2,000), Telephonic Meeting: $500, Emergency meetings (called with less than 30 hours notice): $1,000, Shareholders Meeting: $1,500; Stock Options and
Grants: Base Service Options 50,000 shares at $0.01 per share, Audit and Compensation Chairman 100,000 shares options at $0.01 per share, One time Board option plan 250,000 shares at $0.66 per share (same as current ESOP). It was also noted that prior monies owed outside directors, Chairman Stuart Platt and Dr. James Riviere for the period of July 1, 2004 through August 31, 2004, will be waived by Admiral Platt and Dr. Riviere in lieu of stock for amounts due.

On May 27, 2004, Stuart Platt was granted 45,000 shares of stock; 150,000 stock options at $0.01 and 50,000 stock options at $0.66. James C. Riviere was granted 75,000 shares of stock on May 27, 2004; 150,000 stock options at $0.01 and 250,000 stock options at $0.66. Ken Hatch was granted 50,000 stock options at $0.01 and 250,000 at $0.66. All stock options vest immediately and are valid for 36 months.

Any compensation received by our officers, directors, and management personnel, will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Board of Directors Committees

At the Board Meeting of May 27, 2004 and based on the Article IV of the company bylaws, the creation of the Audit and Compensation Committees took place. A three member Audit Committee was established and Dr. James C. Riviere was assigned as Chairperson. A three member Compensation Committee was established and Admiral Stuart Platt was assigned as Chairperson. Each committee member's term on the respective committees shall run co-terminously with their term as director, unless terminated by the Board of Directors prior to said natural expiration of said term or terminated due to said Director's resignation from the Board of Directors.

Stock Option Plan

The Board of Directors adopted and a majority of the shareholders approved the Company's 2004 Combined Incentive and Non-Qualified Stock Option Plan that authorized the granting of options for up to 3,000,000 shares of the Company's common. A copy of the full text of the plan was filed with the Company's Form 8-K filed on March 15, 2004.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group.


Title     Name of Beneficial                    Nature of Beneficial               Percent
Class      Owner of Group                       Ownership                 Amount   of Class
------- --------------------------------------- ----------------------- -------------------
Common    Dr. G. Robert Williams                CEO/Director            6,103,000      17.8%
Common    James C. Katzaroff                    President/Director     11,206,423      32.7%*1
Common    Michael Sandoval/Founders Group Inc.  Founder                 6,100,000      17.8%
Common    Apogee Biometrics, Inc.               Shareholder             5,086,500      14.8%*2
Common    Dr. James C. Riviere                  Director                  475,000           *3
Common    Admiral Stuart Platt                  Director                  245,000           *4
Common    Kenneth L. Hatch                      Director                  300,000           *5
Common    Robert A. Papke                       Corporate Secretary       450,000           *6
Common    All Directors and Executive
          Officers As a Group (6 in number)                            23,529,423      68.7%

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James  C.  Katzaroff,   President,  directly  owns  a  12%  interest  in  Apogee
Biometrics, Inc.

*1 James C. Katzaroff, President of Manakoa, directly owns 6,119,923 shares of Manakoa
*2 James C. Katzaroff is Chairman and CEO of Apogee Biometrics, Inc., and indirectly owns 5,086,500 shares
*3   Dr. James C. Riviere owns 75,000 common shares and 400,000 options
*4   Admiral Stuart Platt owns 45,000 common shares and 200,000 options
*5   Kenneth L. Hatch owns 0 common shares and 300,000 options
*6   Robert A. Papke owns 0 common stock and 450,000 options

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

*Filed herewith

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cordovano and Honeck, P.C., Denver, Colorado served as independent auditors of the Company for the year ended December 31, 2004.

The Company's board of directors pre-approves all services performed by the Company's principal auditor.

                2004        2003
           ------------ ------------
Audit Fees  $ 21,337.50  $ 22,000.00
Tax Fees    $      0.00  $      0.00
           ------------ ------------
            $ 21,337.50  $ 22,000.00

The Audit fees for the years ended December 31, 2004 and 2003 were for professional services rendered for the audit of the annual consolidated financial statements and review of the financial statements included in the of the Company's form 10KSB.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation

By: /s/ G. Robert Williams                                           4/15/2005
---------------------------------                                  -------------
Name:   G. Robert Williams                                             (Date)
Title:  C.E.O.