Form 10QSB/A
period 2004-09-30
MANAKOA SERVICES CORP
filed 2005-04-26
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 3



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

SIGNATURES ...................................................................19

PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS



                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                      Condensed Consolodated Balance Sheet
                                   (Unaudited)


                                                                As Restated
                                                               (See Note 7)
                                                           -------------------
                                    Assets
Current assets:
     Cash                                                   $          140,484
     Prepaid consulting services (Note 5)                              723,000
     Prepaid consulting services - ACSI (Note 6)                        35,600
     Prepaid insurance                                                  27,646
                                                          --------------------
                                 Total current assets                  926,730

Property and equipment, net                                             24,137
Debt issue costs, net (Note 4)                                         776,250
License rights, net (Note 6                                            145,336
                                                          --------------------

                                                            $        1,872,453
                                                            ==================

                    Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities on long-term debt (Note 2)          $          100,000
     Accounts payable                                                  207,792
     Notes payable, convertible (Note 4)                               923,590
     Loan payable (Note 4)                                             250,000
     Indebtedness to related parties (Note 2)                          273,532
     Accrued employee compensation                                     500,000
     Accrued interest payable:
            Related party (Note 2)                                       6,334
            Convertible notes (Note 4)                                  49,647
            Other (Note 4)                                               6,301
     Other accrued liabilities                                          30,146
                                                            ------------------
                                 Total current liabilities           2,347,342

Long-term debt:
     Note payable to officer, less current maturities (Note 2)          75,000
                                                            ------------------
                                 Total liabilities                   2,422,342
                                                            -------------------

Shareholders' deficit (Notes 4 and 5):
     Preferred stock, -0- shares issued and outstanding                     --
     Common stock, 32,646,783 shares issued and outstanding             32,647
     Additional paid-in capital                                      2,831,549
     Deficit accumulated during the development stage               (3,414,085
                                                            -------------------
                                 Total shareholders' deficit          (549,889)
                                                            -------------------

                                                            $        1,872,453
                                                            ===================



See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A DEvelopment Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                                                        November 21, 2001
                                               Three Months Ended                Nine Months Ended         (Inception)
                                                  September 30,                     September 30,            Through
                                           ----------------------------   -----------------------------   September 30,
                                                2004            2003            2004            2003            2004
                                           ------------    ------------    ------------    ------------    ------------
                                           ------------    ------------    ------------    ------------    ------------
Service revenue                             $       --     $      3,400    $        --      $    34,000      $   89,625
                                           ------------    ------------    ------------    ------------    ------------

Operating expenses:
   Cost of services                                 --            6,840             --           30,600          83,775
   Stock-based compensation (Note 5):
      Software research and development             --          117,000          67,500         279,000         547,500
      Consulting                                150,667             --          210,500             --          210,500
      Investor relations                        169,000             --          244,000             --          244,000
   Research and development                     269,745         150,000         326,411         390,000         976,411
   General and administrative costs             131,604          58,902         858,001         159,372       1,121,465
                                           ------------    ------------    ------------    ------------    ------------

            Total operating expenses            721,016         332,742       1,706,412         858,972       3,183,651
                                           ------------    ------------    ------------    ------------    ------------

            Loss from operations               (721,016)       (329,342)     (1,706,412)       (824,972)     (3,094,026)

Interest expense:
      Debt issue costs (Note 4)                (258,750)            --         (258,750)            --         (258,750)
      Other                                     (30,585)            --          (60,475)            --          (61,309)
                                           ------------    ------------    ------------    ------------    ------------

            Loss before income taxes         (1,010,351)       (329,342)     (2,025,637)       (824,972)     (3,414,085)

Income tax provision (Note 3)                       --              --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------

            Net loss                       $ (1,010,351)   $   (329,342)   $ (2,025,637)   $   (824,972)   $ (3,414,085)
                                           ============    ============    ============    ============    ============

Basic and diluted loss per share           $      (0.03)   $      (0.05)   $      (0.07)   $      (0.14)
                                           ============    ============    ============    ============

Weighted average common shares outstanding   28,900,450       6,100,000      28,377,116       6,100,000
                                           ============    ============    ============    ============



See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
      Condensed Consolidated Statement of Changes in Shareholder's Deficit
                                   (Unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                            Common Stock         Common      Additional  During the
                                     -----------------------      Stock        Paid-in   Development
                                        Shares    Par Value   Subscriptions     Capial     Stage         Total
                                     ----------- ----------- --------------- ----------- ------------- -------------
Balance, January 1, 2004              27,853,783  $   27,854  $        (610)  $  124,605 $  (1,388,448) $ (1,236,599)

Receipt of stock subscription                 --          --            610           --            --           610
Common stock issued in exchange for
  services (Note 5)                    2,293,000       2,293             --    1,242,707            --     1,245,000
July 2004, warrants granted as debt
  issue costs (Note 4)                        --          --             --    1,035,000            --     1,035,000
September 2004, sale of common stock
  ($.50/share) (Note 5)                  500,000         500             --      249,500            --       250,000
September 2004, common stock issued
  to acquire Advanced Cyber Security,
  Inc. (Note 6)                        2,000,000       2,000             --      179,737            --       181,737
Net loss                                      --          --             --           --    (2,025,637)   (2,025,637)
                                     ----------- -----------   ------------ ------------ ------------- -------------
Balance, September 30, 2004           32,646,783  $   32,647  $          --  $ 2,831,549  $ (3,414,085) $   (549,889)
                                     =========== ===========   ============ ============ ============= =============


          See Accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                                November 21, 2001
                                                                      Nine Months Ended            (Inception)
                                                                        September 30,                 Through
                                                              ----------------------------------   September 30,
                                                                      2004            2003             2004
                                                              ----------------  ---------------- ----------------
                    Net cash (used in)
                       operating activities                    $    (1,101,978)   $        1,679   $   (1,101,433)
                                                              ----------------  ----------------  ---------------

Cash flows from investing activities:
   Equipment purchases                                                 (22,180)               --          (22,180)
   Cash acquired in EIDT merger                                             --                --            4,797
                                                              ----------------  ----------------  ---------------
                    Net cash (used in) provided by
                       investing activities                            (22,180)               --          (17,383)
                                                              ----------------  ----------------  ---------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debt (Note 4)                 783,590                --          783,590
   Principal payments on promissory note
      owed to an officer (Note 2)                                      (25,000)               --          (25,000)
   Proceeds from issuance of promissory note (Note 4)                  250,000                --          250,000
   Proceeds from sale of common stock.                                 250,610                --          250,710
                                                              ---------------- -----------------  ---------------
                    Net cash provided by
                       financing activities                          1,259,200                --        1,259,300
                                                              ----------------  ----------------  ---------------

                       Net change in cash                              135,042                --          140,484

Cash, beginning of period                                                5,442             1,679               --
                                                              ---------------- ----------------- ----------------

Cash, end of period                                            $       140,484    $          984    $     140,484
                                                              ================  ================  ===============

Supplemental disclosure of cash flow information:
   Income taxes                                                $            --    $           --    $          --
                                                              ================ =================  ===============
   Interest                                                    $            --    $           --    $          --
                                                              ================  ================  ===============
Non-cash financing activities:
     Common stock issued to acquire Advanced
        Cyber Security, Inc. (Note 6)                          $       181,737    $           --    $     181,737
                                                              ================  ================  ===============
     Common stock issued in Manakoa/SLX
        Stock Purchase Agreement (Note 1).                     $            --    $           --    $      (2,036)
                                                              ================  ================  ===============
     Common stock issued in Manakoa/EIDT
        Stock Purchase Agreement (Note 1)                       $           --    $           --    $    (401,215)
                                                              ================   ===============  ===============





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

During September 2004, the Company completed a private placement offering at $.50 per share. Following the that private offering, debt holders of the first $310,000 in convertible promissory notes have the option to convert their outstanding debt and accrued interest at the rate of $.40 per share. The remaining debt holders have the option to convert their outstanding debt and accrued interest at the rate of $.50 per share. None had converted as of the date of this report.

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

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                   Risk-free interest rate               1.01%
                   Dividend yield                        0.00%
                   Volatility factor                   115.15%
                   Weighted average expected life.      1 year

Note 5:  Shareholders' deficit

During the nine months ended September 30, 2004, the Company issued 2,045,000 shares of its common stock in exchange for investor relations and business consulting service contracts. The common stock was valued at the traded market value of the stock on the transaction date. Stock-based compensation expense of $398,000 was recognized in the accompanying condensed financial statements for the nine months ended September 30, 2004. The remaining $723,000 was recorded as prepaid consulting services.

On September 30, 2004, the Company issued 248,000 shares of its common stock and 248,000 stock purchase warrants in exchange for investor relations services. The common stock was valued at the traded market value of the stock on the transaction date. Stock-based compensation expense of $124,000 was recognized in the accompanying condensed financial statements for the nine months ended

September 30, 2004. The warrants are exercisable at a price of $1.10 per share and expire on September 30, 2005.

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

The following schedule summarizes the changes in the Company's stock awards:




                             Awards Outstanding and Exercisable
                             -----------------------------------   Weighted Average  Weighted Average
                                 Number of    Exercise Price        Exercise Price      Remaining
                                  Shares        Per Share             Per Share      Contractual Life
                             ----------------------------------  ------------------  ----------------
Balance at January 1, 2004            175,000   $ .06 to $.10         $        0.07         1.5 years

   Awards granted                   2,248,000   $.01 to $1.10         $        0.37            1 year
   Awards exercised                         -   $        0.00         $           -               N/A
   Awards cancelled/expired                 -   $        0.00         $           -               N/A
                             ---------------- ---------------    ------------------ -----------------

Balance at September 30, 2004       2,423,000   $.01 to $1.10         $        0.35            1 year
                             ================ ===============    ================== =================




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



              PRO FORMA CONDENSED, COMBINED STATEMENT OF OPERATIONS
                                   (unaudited)
                 Nine Months Ended September 30 2004 ( Manakoa)
          June 22, 2004 (inception) Through September 19, 2004 (ACSI)


                                                                     Pro Forma
                                                          ------------------------------
                                 Manakoa          ACSI       Adjustments      Combined
                             -------------- ------------- ---------------  -------------
Operating expense             $   1,706,412  $     18,263  $            -   $  1,724,675
Interest expense                     58,725             -               -         58,725
                             -------------- ------------- ---------------  -------------
Net loss.                     $  (1,765,137) $    (18,263) $            -   $ (1,783,400)
                             ============== ============= =============== ==============

Net income (loss) per share,
   basic and diluted          $       (0.06)  $    (18.26)  $       18.26  A $     (0.06)
                             ============== ============= =============== ==============
Basic and diluted weighted
   average common shares
   outstanding                   28,377,116         1,000       1,999,000  A  30,377,116
                             ============== ============= =============== ==============

Adjustments

A. To increase net loss per share and weighted average common shares outstanding to reflect the shares issued in the ACSI acquisition as if the transactions occurred at the beginning of the period.

Note 7:  Restatement

The Company has restated its December 31, 2003 financial statements to reflect the Stock Purchase Agreement between MSC and SLX as a recapitalization of SLX and not as a business combination.

As a result, the acquisition has been accounted for as the sale of 12,200,000 shares of SLX common stock for the net liabilities of MSC based on the historical book value, as opposed to the fair value method. The impact of the change resulted in the reclassification of the balances in the Company's shareholders' deficit accounts and a reduction in the net loss recognized for the year ended December 31, 2003. The net loss for the year ended December 31, 2003 was reduced by $3,023,417 (from $4,243,994 to $1,220,577) and the loss per share was reduced by $.12 (from $.28 to $.16).

The following sets forth the effects of the restatements on the subsequent September 30, 2004 condensed balance sheet. Amounts reflected as "As Previously Reported" represent those amounts included in the Company's original Quarterly Report on Form 10-QSB as of September 30, 2004.

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                                 Balance Sheet

                               September 30, 2004

                                     Assets
Current assets:                                    As Previously
                                                      Reported     Adjustments   As Restated
                                                    ------------- ------------- -------------
   Cash                                               $   140,484   $        --   $   140,484
   Prepaid consulting services                            723,000            --       723,000
   Prepaid consulting services - ACSI                      35,600            --        35,600
   Prepaid insurance                                       27,646            --        27,646
                                                    ------------- ------------- -------------
      Total current assets                                926,730            --       926,730

   Property and equipment, net                             24,137            --        24,137
   Debt issue costs, net                                  776,250            --       776,250
   License rights, net                                    145,336            --       145,336
                                                    ------------- ------------- -------------

      Total assets                                    $ 1,872,453   $        --   $ 1,872,453
                                                    ============= ============= =============

                     Liabilities and Shareholders' Deficit
Current liabilities:
   Current maturities on long-term debt               $   100,000   $        --   $   100,000
   Accounts payable                                       207,792            --       207,792
   Notes payable, convertible                             923,590            --       923,590
   Loan payable                                           250,000            --       250,000
   Indebtedness to related parties                        273,532            --       273,532
   Accrued employee compensation                          500,000            --       500,000
   Accrued interest payable:
      Related party                                         6,334            --         6,334
      Convertible notes                                    49,647            --        49,647
      Other                                                 6,301            --         6,301
   Other accrued liabilities                               30,146            --        30,146
                                                    ------------- ------------- -------------
      Total current liabilities                         2,347,342            --     2,347,342

Long-term debt:
Notes payable                                              75,000            --        75,000
                                                    ------------- ------------- -------------
      Total liabilities                                 2,422,342            --     2,422,342
                                                    ------------- ------------- -------------
Contingencies                                                  --            --            --

Shareholders' deficit:
   Preferred stock                                             --            --            --
   Common stock                                            32,647            --        32,647
   Outstanding common stock options                     1,060,400       (25,400)    1,035,000
   Additional paid-in capital                           4,626,695    (2,830,146)    1,796,549
   Deficit accumulated during the development stage    (6,269,631)    2,855,546    (3,414,085)
                                                    ------------- ------------- -------------

      Total shareholders' deficit                        (549,889)           --      (549,889)
                                                    ------------- ------------- -------------

      Total liabilities and shareholders' deficit     $ 1,872,453   $        --   $ 1,872,453
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

Manakoa Services Corporation


By: /s/ G. Robert Williams                             April 25, 2005
    -----------------------------                    -----------------
Name:   G. Robert Williams                                  (Date)
Title:  Chief Executive Officer

                                  EXHIBIT 31.1
                              OFFICER'S CERTIFICATE
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES OXLEY ACT OF 2002


I, G. Robert Williams, Chief Executive Officer of Manakoa Services Corporation, certify that:

1. I have reviewed this Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with he Securities and Exchange Commission on the date hereof (the "Report");

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

Date: April 25, 2005                 By: /s/ G. Robert Williams
                                         ---------------------------------
                                             G. Robert Williams
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                  EXHIBIT 31.2
                              OFFICER'S CERTIFICATE
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES OXLEY ACT OF 2002

I, James C. Katzaroff, President and Acting Treasurer of Manakoa Services Corporation, certify that:

1. I have reviewed this Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report");

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

Date: April 25, 2005               By: /s/ James C. Katzaroff
                                        ----------------------------
                                           James C. Katzaroff
                                           President & Acting Treasurer
                                           (Principal Financial Officer)




                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Robert Williams, Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: April 25, 2005                  By: /s/ G. Robert Williams
                                          ----------------------------
                                              G. Robert Williams
                                              Chief Executive Officer
                                              (Principal Executive Officer)

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





                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Manakoa Services Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James C. Katzaroff, President & Acting Treasurer of the company, certify, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: April 25, 2005                 By: /s/ James C. Katzaroff
                                         ----------------------------
                                             James C. Katzaroff
                                             President & Acting Treasurer
                                             (Principal Financial Officer)

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