Form 10QSB/A
period 2004-03-31
MANAKOA SERVICES CORP
filed 2005-04-27
CIK 1091967

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

CERTIFICATIONS ............................................................. 12

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 March 31, 2004

                                                                  As Restated
                                                                  (See Note 5)
                                                            -----------------
                                     Assets
Current assets:
    Cash                                                     $        166,829
                                                             ----------------
                          Total current assets 166,829

Property and equipment, net                                             9,200
                                                             ----------------

                                                             $        176,029
                                                             ================

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Current maturities on long-term debt (Note 2)            $        100,000
    Accounts payable                                                  152,480
    Notes payable, convertible (Note 4)                               631,500
    Accrued interest on convertible notes (Note 4)                     11,179
    Indebtedness to related parties (Note 2)                          272,734
    Accrued employee compensation                                     500,000
    Accrued interest (Note 2)                                           2,834
    Other accrued liabilities                                          23,000
                                                             ----------------
                               Total current liabilities            1,693,727

Long-term debt:
    Note payable to officer, less current maturities (Note 2)          75,000
                                                             ----------------
                               Total liabilities                    1,768,727
                                                             ----------------

Shareholders' deficit:
    Preferred stock, -0- shares issued and outstanding                     --
    Common stock, 27,853,783 shares issued and outstanding             27,854
    Common stock subscriptions                                           (610)
    Additional paid-in capital                                        124,605
    Deficit accumulated during the development stage               (1,744,547)
                                                             ----------------
                               Total shareholders' deficit         (1,592,698)
                                                             ----------------

                                                             $        176,029
                                                             ================



See accompanying notes to condensed consolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                   November 21,
                                                                      2001
                                                                   (Inception)
                                            Three Months Ended       Through
                                                 March 31,          March 31,
                                           -------------------------------------
                                             2004         2003        2004
                                           ---------- ---------- ---------------
Service revenue                            $       -- $    4,800 $        89,625
                                           ---------- ---------- ---------------
Operating expenses:
 Cost of services                                  --      8,280          83,775
 Stock-based compensation:
    Software development services                  --     81,000         480,000
 Compensation                                  68,500     18,750         218,500
 Research and development                      66,666    120,000         716,666
 Other general and administrative costs       209,322      8,796         322,786
                                           ---------- ---------- ---------------

       Total operating expenses               344,488    236,826       1,821,727
                                           ---------- ---------- ---------------
       Loss from operations                  (344,488) (232,026)      (1,732,102)

Interest expense                              (11,611)        --         (12,445)
                                           ---------- ---------- ---------------

       Loss before income taxes              (356,099)  (232,026)     (1,744,547)

Income tax provision (Note 3)                      --         --              --
                                           ---------- ---------- ---------------
       Net loss                            $ (356,099)$ (232,026)$    (1,744,547)
                                           ========== ========== ===============

Basic and diluted loss per share           $   (0.01) $    (0.04)
                                           ========== ==========

Weighted average common
  shares outstanding                       27,853,783  6,100,000
                                           ========== ==========



See accompanying noted to condensed consolidated financial statements.

                          MANAKOA SERVICES CORPORATION
                         (A Development stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                            November 21,
                                                                               2001
                                                                            (Inception)
                                                      Three Months Ended     Through
                                                           March 31,          March 31,
                                                                           ------------
                                                        2004         2003        2004
                                                     ---------    ---------   ---------
Net cash (used in)
operating activities                                 $(302,676)   $      68   $(302,131)
                                                     ---------    ---------   ---------


Equipment purchases                                     (2,437)          --      (2,437)
Cash acquired in EIDT merger                                --           --       4,797
                                                     ---------    ---------   ---------
Net cash (used in) provided by
investing activities                                    (2,437)          --       2,360
                                                     ---------    ---------   ---------


Proceeds from issuance of convertible debt (Note 4)    491,500           --     491,500
Principal payments on promissory note (Note 2)         (25,000)          --     (25,000)
Proceeds from sale of common stock                          --           --         100
                                                     ---------    ---------   ---------
Net cash provided by
financing activities                                   466,500           --     466,600
                                                     ---------    ---------   ---------

Net change in cash                                     161,387           68     166,829

                                                         5,442          984          --
                                                     ---------    ---------   ---------

Cash, end of period                                  $ 166,829    $  1,052    $ 166,829
                                                     =========    =========   =========

Supplemental disclosure of cash flow information:
  Income taxes                                       $     --     $      --   $      --
                                                     =========    =========   =========
  Interest                                           $      --    $      --   $      --
                                                     =========    =========   =========

Non-cash financing activities:
Common stock issued in Manakoa/SLX
Stock Purchase Agreement (Note 1                     $      --    $      --   $  (2,036)
                                                     =========    =========   =========
Common stock issued in Manakoa/EIDT
Stock Purchase Agreement (Note 1                     $      --    $      --   $(401,215)
                                                     =========    =========   =========


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

Note 4:  Convertible notes payable

As part of December 31, 2003, the Company had issued $140,000 in convertible promissory notes. During the three months ended March 31, 2004, the Company issued an additional $491,500 in convertible promissory notes, increasing the total balance owed on the notes to $631,500. The notes carry a 10 percent interest rate and mature on November 10, 2004. The first $310,000 in notes issued between October 2003 and January 2004 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering. The remaining $321,500 of notes issued in 2004 may be converted into the Company's common stock, at the debt holder's discretion, at a rate equal to the established unit price. Accrued interest payable on the notes totaled $11,179 at March 31, 2004.

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

Note 5:  Restatement

The Company has restated its December 31, 2003 financial statements to reflect the Stock Purchase Agreement between Manakoa Services Corporation (MSC) and Secure Logistix Corporation (SLC) as a recapitalization of SLC and not as a business combination.

As a result, the acquisition has been accounted for as the sale of 12,200,000 shares of SLC common stock for the net liabilities of MSC based on the historical book value, as opposed to the fair value method. The impact of the change resulted in the reclassification of the balances in the Company's shareholders' deficit accounts and a reduction in the net loss recognized for the year ended December 31, 2003. The net loss for the year ended December 31, 2003 was reduced by $3,023,417 (from $4,243,994 to $1,220,577) and the loss per share was reduced by $.12 (from $.28 to $.16).

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

                          MANAKOA SERVICES CORPORATION
                            (A Development Company)
                                 Balance Sheet

                                 March 31, 2004

                                     Assets

                March 31, 2004

                                                              Assets
Current assets:                                        As Previously Reported     Adjustments            As Restated
                                                       ----------------------  -------------------   ------------------
     Cash                                                $            166,829    $              --    $         166,829
                                                       ----------------------   ------------------   ------------------
            Total current assets                                      166,829                   --              166,829

Property and equipment, net of accumulated depreciation                 9,200                   --                9,200
                                                       ----------------------  -------------------  -------------------

            Total assets                                 $            176,029    $              --    $         176,029
                                                      =======================  ===================  ===================

                      Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities on long-term debt                   $            100,000    $              --    $         100,000
  Accounts payable                                                    152,480                   --              152,480
  Notes payable, convertible                                          631,500                   --              631,500
  Accrued interest on convertible notes                                11,179                   --               11,179
  Indebtedness to related parties                                     272,734                   --              272,734
  Accrued employee compensation                                       500,000                   --              500,000
  Accrued interest                                                      2,834                   --                2,834
  Other accrued liabilities                                            23,000                   --               23,000
                                                       ----------------------  -------------------  -------------------
            Total current liabilities                               1,693,727                   --            1,693,727

Long-term debt:
  Notes payable                                                        75,000                   --               75,000
                                                       ----------------------  -------------------   ------------------


            Total liabilities                                       1,768,727                   --            1,768,727
                                                       ----------------------  -------------------   ------------------

Contingencies                                                              --                   --                   --

Shareholders' deficit:
  Preferred stock                                                         --                    --                   --
  Common stock                                                         27,854                   --               27,854
  Common stock subscriptions                                             (610)                  --                 (610)
  Outstanding common stock options                                     25,400              (25,400)                  --
  Additional paid-in capital                                        2,954,751           (2,830,146)             124,605
  Deficit accumulated during the development stage                 (4,600,093)           2,855,546           (1,744,547)
                                                       ----------------------  -------------------  -------------------

            Total shareholders' deficit                            (1,592,698)                  --           (1,592,698)
                                                       ----------------------   ------------------   ------------------

           Total liabilities and shareholders' deficit. $             176,029    $              --    $         176,029
                                                       =====================   ===================  ===================


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




By: /s/ G.Robert Wlliams                                          04/25/2005
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