Form 10QSB/A
period 2004-06-30
MANAKOA SERVICES CORP
filed 2005-04-27
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No.3


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
Common stock issued in Manakoa/SLC

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

Note 4:  Convertible notes payable

As of December 31, 2003, the Company had issued $140,000 in convertible promissory notes. During the six months ended June 30, 2004, the Company issued an additional $691,090 in convertible promissory notes, increasing the total balance owed on the notes to $831,090. The notes carry a 10 percent interest rate and mature one year from the date of the note. The first $310,000 in notes issued between October 2003 and January 2004 may be converted into the Company's common stock, at the debt holder's discretion, at the rate of 80 percent of the per unit price established in the Company's private stock offering. The remaining $521,090 of notes issued in 2004 may be converted into the Company's common stock, at the debt holder's discretion, at a rate equal to the established unit price. Accrued interest payable on the notes totaled $27,708 at June 30, 2004.

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

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
                Risk-free interest rate..........................1.01%
                Dividend yield...................................0.00%
                Volatility factor..............................115.15%
                Weighted average expected life .................1 year

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

As a result, the acquisition has been accounted for as the sale of 12,200,000 shares of SLC common stock for the net liabilities of MSC based on the historical book value, as opposed to the fair value method. The impact of the change resulted in the reclassification of the balances in the Company's shareholders' deficit accounts and a reduction in the net loss recognized for the year ended December 31, 2003. The net loss for the year ended December 31, 2003 was reduced by $3,023,417 (from $4,243,994 to $1,220,577) and the loss per share was reduced by $.12 (from $.28 to $.16)

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.

Organizational, Board, By-Laws and Operational Changes

At the Board of Directors meeting on May 17, 2004, Brad Partridge, President and CEO, resigned to pursue other business endeavors. Dr. G. Robert Williams was appointed to the position of Chief Executive Officer and James C. Katzaroff to the position of President and Interim Chief Financial Officer.

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




By: /s/ G. Robert Williams                           April 25 2005
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