Form 10KSB/A
period 2003-12-31
MANAKOA SERVICES CORP
filed 2005-04-28
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------



                                  FORM 10-KSB/A
                                 Amendment No. 3



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

The Company located a business opportunity in the form of Manakoa Services Corporation (MSC). As was disclosed in the Company's Form 8-K filed on December 16, 2003, the Company entered into a Stock Purchase Agreement to acquire Manakoa Services Corporation, a Washington corporation. As was disclosed in the Company's Form 8-K filed on March 15, 2004, this acquisition was closed in March 2004. The Company, which is a Nevada corporation, changed its name to Manakoa Services Corporation as well. At this time, the Washington Company is a subsidiary of the Nevada Corporation. It is anticipated that the Washington Corporation will be merged into the Nevada Corporation. Whenever necessary to be clear, the Washington Corporation is referred to as "MSC Washington".

The balance of this Form 10-KSB filing describes the business of Manakoa Services Corporation, which is now the Company's business.

Overview


Manakoa Services Corporation was originally organized as a privately held services organization focusing on the financial market sector. Manakoa officials were introduced to Secure Logistix Corporation (SLC) at a Microsoft and Hewlett Packard jointly sponsored retreat held in Palm Springs, California in March 2003. During this event Secure Logistix Corporation introduced what was then called the SecureFinancial regulatory compliance consulting services framework. This SLC process based consulting practice has evolved into the ComplianceSuite software platform that is now in prototype stage development. As an outgrowth of the meeting at the Microsoft/HP event, Manakoa Services Corporation and Secure Logistix Corporation management recognized complimentary objects and concluded that a formalized merger made sense.


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

Manakoa Services Corporation was a privately held Washington state corporation prior to any merger activity. It was a consulting services start up without sales but with a focus on the financial sector. The merger between Manakoa-Washington and SLC occurred as a result of the value perceived by the principles of the two private companies. No financial impact analysis entered into the decision to merge. It was based solely on the belief of private owners that a merger was appropriate based on mutual interest and strategies. The reverse merger with EIDT occurred as method to become a public company. The Board of Directors of EIDT did conduct an independent analysis and determined it was to the benefit of its stockholders to approve the action. The financial impact of that merger is documented in the pre and post merger financial statement on file with the SEC.

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




By: /s/ G. Robert Williams                                          04/25/2005
    ----------------------                                         -------------
Name:   G. Robert Williams                                             (Date)
Title:  C.E.O.

FINANCIAL STATEMENTS



                       INDEX TO FINANCIAL STATEMENTS

                           MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)

Independent Auditors' Report ............................................. 21
Consolidated Balance Sheet at December 31, 2003 .......................... 22
Consolidated Statement of Operations for the period from
     November  21, 2001 (inception) through December 31, 2003 ............ 23
Consolidated Statement of Changes in Shareholders' Deficit for the period from November  21,  2001 (inception) through December 31, 2003 ...... 24
Consolidated Statement of Cash Flows for the period from
     November 21, 2001 (inception) through December 31, 2003 ............. 25
Notes to Consolidated Financial Statements ............................... 26

                         ELECTRONIC IDENTIFICATION, INC.

Independent Auditors' Reports ............................................ 35
Balance Sheet at December 30, 2003 ....................................... 36
Statements of Operations from January 1, 2003 through
     December 30, 2003 and for the year ended December 31, 2002 .......... 37
Statement of Changes in Shareholders' Deficit from
     January 1, 2002 through December 30, 2003 ........................... 38
Statements of Cash Flows from January 1, 2003 through
     December 30, 2003 and for the year ended December 31, 2002 .......... 39
Notes to Financial Statements ............................................ 40

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

As discussed in Note 9 to the financial statements, the Company's financial statements have been restated for the recapitalization of Secure Logistix Corporation with Manakoa Services Corporation-Private Company.



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
                                          =========== ============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                 Statement of Changes in Shareholders' Deficit

                                            Common Stock       Common      Additional                   Total
                                        --------------------   Stock         Paid-In     Retained    As Restated
                                          Shares   Par Value Subscriptions   Capital       Deficit   (See Note 9)
                                        ---------- --------- -------------- ----------- ------------ -------------
Balance, November 21, 2001 (inception)          --  $     --  $          --  $       --  $        --  $         --

Net loss                                        --        --             --          --           --            --
                                        ---------- --------- -------------- ----------- ------------ -------------

Balance, December 31, 2001                      --        --             --          --           --            --

January 1, 2002, stock sold to an
     officer (Note 2)                    6,100,000     6,100             --      (6,000)          --           100
Management and administrative services
     contributed by an officer (Note 2)         --        --             --      75,000           --        75,000
Net loss                                        --        --             --          --     (167,871)     (167,871)
                                        ---------- --------- -------------- ----------- ------------ -------------

Balance, December 31, 2002               6,100,000     6,100             --      69,000     (167,871)      (92,771)

November 24, 2003, stock issued to
     acquire net liabilities of Manakoa
     Services Corporation (Note 1)      12,200,000    12,200           (610)    (13,626)          --        (2,036)
                                        ---------- --------- -------------- ----------- ------------ -------------
November 25, 2003, following
     recapitalization                   18,300,000    18,300           (610)     55,374     (167,871)      (94,807)

December 2003, stock issued in exchange
     for software development services
     (Note 6)                            1,000,000     1,000             --     479,000           --       480,000
December 18, 2003, stock issued to
     acquire net liabilities of Electronic
     Identification, Inc (Note 1)        8,553,783     8,554             --    (409,769)          --      (401,215)
                                        ---------- --------- -------------- ----------- ------------ -------------
December 19, 2003, following
     recapitalization                   27,853,783    27,854           (610)    124,605     (167,871)      (16,022)

Net loss                                        --        --             --          --   (1,220,577)   (1,220,577)
                                        ---------- --------- -------------- ----------- ------------ -------------

Balance, December 31, 2003              27,853,783 $  27,854  $        (610) $  124,605 $ (1,388,448) $ (1,236,599)
                                        ========== ========= ============== =========== ============ =============

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
   Common stock issued in Manakoa/SLC
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
                                                  ============= ============ ==============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                        (A Development Stage Enterprise)
                         Notes to Financial Statements


NOTE 1:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Manakoa Services Corporation (the "Company" or "Manakoa") was incorporated under the laws of Colorado on November 21, 2001 as Secure Logistix Corporation ("SLC"). On November 25, 2003, the Company entered into a Stock Purchase Agreement with Manakoa Services Corporation-Private Company ("MSC"). On December 19, 2003, the Company entered into a Stock Purchase Agreement with Electronic Identification, Inc. ("EIDT"), a public company registered with the Security and Exchange Commission ("SEC"). The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. The Company plans to develop its regulatory compliance software operations.

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

MSC Recapitalization

On November 25, 2003, MSC, a private shell company incorporated on May 20, 2003, entered into a Stock Purchase Agreement with SLC (now known as Manakoa, or the Company). Under the terms of the agreement, MSC agreed to acquire all of the issued and outstanding common stock of SLC in exchange for 6,100,000 shares of MSC common stock and $300,000 cash. The parties subsequently amended the agreement to replace the $300,000 cash with the assumption of $300,000 in liabilities. Following the acquisition, SLC became a wholly-owned subsidiary of MSC. However, for accounting purposes, the acquisition has been treated as a recapitalization of SLC, with MSC the legal surviving entity. Since MSC had minimal assets and no operations, the recapitalization has been accounted for as the sale of 12,200,000 shares of SLC common stock for the net liabilities of MSC. Therefore, the historical financial information prior to the date of the recapitalization, is the financial information of SLC.

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

March 31, 2006. Accrued interest on the note totaled $834 at December 31, 2003. Future maturities of the note are as follows:

Year ended December 31,
-----------------------
     2004                                  $100,000
     2005                                   100,000
                                     --------------
                                          $ 200,000
                                     ==============


Common stock sale

On January 1, 2002, the Company sold 6,100,000 shares (10,000 shares prior to recapitalizations) of its $.001 par value common stock to its president for $100.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003:


Computer equipment                                $        82,363
Furniture and office equipment                             18,062
                                               ------------------
                                                          100,425
Less accumulated depreciation                             (91,542)
                                               ------------------
                                                  $         8,883
                                               ==================



All property and equipment was acquired in the EIDT reverse merger (see Note 7).

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                         December 31,
                                                  2003                2002
                                             --------------    --------------
U.S. federal statutory graduated rate             34.00%           20.73%
State income tax rate, net of federal benefit      3.06%            3.67%
Contributed services                               0.00%          -10.90%
Net operating loss for which no tax benefit
   is currently available                        -37.06%          -13.50%
                                             --------------    -------------
                    Effective rate                 0.00%            0.00%
                                             ==============    =============



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

NOTE 5:  CONVERTIBLE NOTES PAYABLE

As part of its merger with EIDT (see Note 7), the Company acquired $140,000 in convertible promissory notes that were originally issued during October and November 2003. The notes carry a 10 percent interest rate and mature on November 10, 2004. The note holders could not convert the notes as of December 31, 2003. However, the notes may be converted into the Company's common stock, at the note holder's discretion, upon the closing of the Company's private placement offering. The note holders are entitled to convert the outstanding principal and any accrued interest at the rate of 80 percent of the per share price established in the Company's planned private placement offering. The conversion is contingent on the Company's successful completion of a private placement offering of its common stock, as the conversion price per share cannot be calculated until the private placement offering price per share is determined. On the maturity date of the notes, the Company has the right and option to automatically convert the unpaid principal balance and accrued interest then outstanding into the number of common shares resulting from dividing all of the unpaid principal and accrued interest by an amount equal to 80 percent of the established per unit price of the Company's planned private placement offering. Accrued interest payable on the notes totaled $1,568 at December 31, 2003.

During September 2004, the Company completed a private placement offering at $.50 per share. Following the that private offering note holders had the option to convert their outstanding debt and accrued interest at the rate of $.40 per share.

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

                                                     For The Years Ended
                                                         December 31,
                                                ---------------------------
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

The following schedule summarizes the changes in the Company's stock awards:


                               Awards Outstanding and Exercisable
                               ---------------------------------- Weighted Average Weighted Average
                                  Number of      Exercise Price    Exercise Price     Remaining
                                    Shares          Per Share         Per Share    Contractual Life
                               -------------- ------------------- ---------------- ----------------
Balance at January 1, 2002                  -         $0.00           $          -         N/A
   Options granted                          -         $0.00           $          -         N/A
   Options exercised                        -         $0.00           $          -         N/A
    Options cancelled/expired.              -         $0.00           $          -         N/A
                               -------------- ------------------- ---------------- ----------------
Balance at December 31, 2002                -         $0.00           $          -         N/A
   Options and warrants acquired
      in recapitalization             175,000     $.06 to $.10        $       0.07      1.5 years
   Options granted                  1,000,000       $0.0001           $     0.0001         None
   Options exercised               (1,000,000)      $0.0001           $     0.0001         None
   Options cancelled/expired                -         $0.00           $          -         N/A
                               -------------- ------------------- ---------------- ----------------
Balance at December 31, 2003          175,000     $.06 to $.10        $       0.07      1.5 years
                                              ===================

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

NOTE 9:  RESTATEMENT

The Company has restated its December 31, 2003 financial statements to reflect the Stock Purchase Agreement between MSC and SLC as a recapitalization of SLC and not as a business combination in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations".

As a result, the acquisition has been accounted for as the sale of 12,200,000 shares of SLC common stock for the net liabilities of MSC based on the historical book value (also see Note 1), as opposed to the fair value method required under SFAS 141. The impact of the change resulted in the reclassification of the balances in the Company's shareholders' deficit accounts and a reduction in the net loss recognized for the year ended December 31, 2003. The net loss for the year ended December 31, 2003 was reduced by $3,023,417 (from $4,243,994 to $1,220,577) and the loss per share was reduced by $.12 (from $.28 to $.16).

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