Form 10QSB
period 2005-03-31
MANAKOA SERVICES CORP
filed 2005-05-20
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB



              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Quarter Ending March 31, 2005


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending March 31, 2005, there were 35,956,237 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS
                         ------------------------------
ITEM I                                                                     Page

PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS
       BALANCE SHEET .........................................................3
       STATEMENTS OF OPERATIONS...............................................4
       STOCKHOLDER'S EQUITY ..................................................5
       STATEMENTS OF CASH FLOWS...............................................6
       NOTES TO AUDITED FINANCIAL STATEMENTS .................................7

   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION ............................................12
       PLAN OF OPERATION ....................................................12
       OFF-BALANCE SHEET ARRANGEMENTS .......................................12
       CONTROLS AND PROCEDURES ..............................................15

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS ................................................16
   Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......16
   Item 3. DEFAULTS UPON SENIOR SECURITIES ..................................16
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............16
   Item 5. OTHER INFORMATION ................................................16
   Item 6. EXHIBITS AND REPORTS ON FORM 8-K .................................17

SIGNATURES ..................................................................18

PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)


                                 March 31, 2005

                                     Assets
Cash                                                                $        48
Prepaid expenses:
   Prepaid consulting services (Note 5)                                 209,583
   Prepaid insurance                                                     19,208
Property and equipment, net of accumulated depreciation
   of $85,948                                                            29,992
Debt issue costs, net of accumulated amortization
   of $776,250 (Note 4)                                                 258,750
License rights, net of accumulated amortization
   of $20,000 (Note 6)                                                  126,137
                                                                    -----------

                                                                    $   643,718
                                                                    ===========

Liabilities and Shareholders' Deficit
Bank overdraft                                                      $       318
Accounts payable
   Related party (Note 2)                                                53,000
   Other                                                                492,515
Notes payable:
   Related party (Note 2)                                               185,000
   Convertible notes (Note 4)                                           600,000
   Other (Note 4)                                                       725,000
Accrued interest payable:
   Related party (Note 2)                                                19,034
   Convertible notes (Note 4)                                            45,984
   Other (Note 4)                                                        32,693
Indebtedness to related parties (Note 2)                                107,261
Accrued employee compensation                                           500,000
Other accrued liabilities                                                18,472
                                                                    -----------
Total liabilities                                                     2,779,277
                                                                    -----------

Commitments and contingencies (Note 6)                                     --

Shareholders' deficit (Notes 4 and 5):
   Preferred stock, $.001 par value; 25,000,000 shares authorized,
      -0- shares issued and outstanding                                    --
   Common stock, $.001 par value; 200,000,000 shares authorized,
      35,956,237 shares issued and outstanding                           35,956
   Additional paid-in capital                                         4,933,663
   Deficit accumulated during the development stage                  (7,105,178)
                                                                    -----------
      Total shareholders' deficit                                    (2,135,559)
                                                                    -----------

                                                                    $   643,718
                                                                    ===========

See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                November 21,
                                                                                    2001
                                                                                 (Inception)
                                                For the Three Months Ended          Through
                                                          March 31,               March 31,
                                                ----------------------------    ------------
                                                        2005            2004            2005
                                                ------------    ------------    ------------
Service revenue                                 $       --      $       --      $     89,625
                                                ------------    ------------    ------------
Operating expenses:
   Cost of services                                     --              --            83,775
   Stock-based compensation (Note 5):
      Software research and development                 --              --           547,500
      Consulting, related parties                       --              --           700,000
      Consulting, other                              242,375            --           757,917
      Investor relations                              15,000            --           304,000
      Common stock options                            10,354            --           536,404
   Rent and utilities, related party (Note 2)         15,181          17,964          91,708
          Research and development                    91,954          66,666       1,438,210
   General and administrative costs                  485,364         259,858       1,781,539
                                                ------------    ------------    ------------

                Total operating expenses             860,228         344,488       6,241,053
                                                ------------    ------------    ------------

                Loss from operations                (860,228)       (344,488)     (6,151,428)

Interest expense:
   Debt issue costs (Note 4)                        (258,750)           --          (776,250)
   Related party (Note 2)                             (3,700)           --           (18,200)
   Beneficial conversion (Note 4)                    (24,100)           --           (24,100)
   Other                                             (44,427)        (11,611)       (135,200)
                                                ------------    ------------    ------------

                Total interest expense              (330,977)        (11,611)       (953,750)
                                                ------------    ------------    ------------

                Loss before income taxes          (1,191,205)       (356,099)     (7,105,178)

Income tax provision (Note 3)                           --              --              --
                                                ------------    ------------    ------------

                Net loss                        $ (1,191,205)   $   (356,099)   $ (7,105,178)
                                                ============    ============    ============


Basic and diluted loss per share                $      (0.03)   $      (0.01)
                                                ============    ============

Weighted average common shares outstanding        34,802,300      27,853,783
                                                ============    ============

See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
      Condensed Consolidated Statement of Changes in Shareholders' Deficit
                                  (Unaudited)


                                                                                  Deficit
                                                                                Accumulated
                                              Common Stock          Additional   During the
                                       -------------------------     Paid-In     Development
                                           Shares     Par Value       Capital       Stage            Total
                                       -----------   -----------   -----------   -----------    -----------
Balance, January 1, 2005                34,511,513   $    34,512   $ 4,350,734   $(5,913,973)   $(1,528,727)

January 2005, exercised common
   stock warrants                          125,000           125         7,375          --            7,500
February 2005, exercised common
   stock options                           150,000           150         1,350          --            1,500
February 2005, beneficial conversion
   related to convertible promissory
   notes (Note 4)                             --            --          24,100          --           24,100
March 2005, common stock issued to
   extinguish convertible debt and
   accrued interest (Note 4)             1,158,474         1,158       505,361          --          506,519
Common stock issued in exchange for
   services (Note 5)                        11,250            11         8,989          --            9,000
January to March 2005, granted
   common stock options (Note 5)              --            --          10,354          --           10,354
Common stock options cancelled and
   expired                                    --            --          25,400          --           25,400
Net loss                                      --            --            --      (1,191,205)    (1,191,205)
                                       -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2005                 35,956,237   $    35,956   $ 4,933,663   $(7,105,178)   $(2,135,559)
                                       ===========   ===========   ===========   ===========    ===========


See accompanying notes to condensed consolidated financial statements



                         MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                                     November 21,
                                                                                        2001
                                                                                     (Inception)
                                                        For the Three Months Ended     Through
                                                                March 31,              March 31,
                                                        --------------------------    -----------
                                                            2005           2004            2005
                                                        -----------    -----------    -----------
        Net cash used in
          operating activities                          $  (342,814)   $  (302,676)   $(1,855,604)
                                                        -----------    -----------    -----------
Property and equipment purchases                             (8,733)        (2,437)       (33,855)
Cash acquired in EIDT merger                                   --             --            4,797
                                                        -----------    -----------    -----------
        Net cash used in
          investing activities                               (8,733)        (2,437)       (29,058)
                                                        -----------    -----------    -----------
Proceeds from issuance of convertible debt (Note 4)          57,500        481,500        915,000
Principal payments on promissory note
     owed to an officer (Note 2)                               --          (15,000)       (15,000)
Proceeds from issuance of promissory notes                     --             --          725,000
Proceeds from exercised common stock awards                    9000             --           9000
Proceeds from sale of common stock                             --             --          250,710
                                                        -----------    -----------    -----------
        Net cash provided by
          financing activities                               66,500        466,500      1,884,710
                                                        -----------    -----------    -----------
        Net change in cash                                 (285,047)       161,387             48
                                                            285,095          5,442           --
                                                        -----------    -----------    -----------
                                                        $        48    $   166,829    $        48
                                                        ===========    ===========    ===========
Cash paid during the period for:
     Income taxes                                       $      --      $      --      $      --
                                                        ===========    ===========    ===========
     Interest                                           $      --      $      --      $      --
                                                        ===========    ===========    ===========
Non-cash investing and financing activities:
     Common stock issued to extinguish convertible
        debt and accrued interest (Note 4)              $   506,519    $      --      $   506,519
                                                        ===========    ===========    ===========
     Common stock issued to acquire Advanced
        Cyber Security, Inc                             $      --      $      --      $   181,737
                                                        ===========    ===========    ===========
     Common stock issued in Manakoa/SLX
        Stock Purchase Agreement                        $      --      $      --      $    (2,036)
                                                        ===========    ===========    ===========
     Common stock issued in Manakoa/EIDT
        Stock Purchase Agreement                        $      --      $      --      $  (401,215)
                                                        ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2004, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2:  Related party transactions

At March 31, 2005, the Company owed a director $53,000 for services performed on behalf of the Company. This balance is included in the accompanying condensed consolidated financial statements as "Accounts payable, related party".

As of March 31, 2005, the Company owed its officers and employees a total of $107,261 for working capital advances and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $107,261 is included in the accompanying condensed consolidated financial statements as "Indebtedness to related parties".

During 2003, the Company issued an officer a $200,000 promissory note for accrued salaries. During 2004, the Company repaid $15,000 against the note. At March 31, 2005, the principal balance and accrued interest payable on the promissory note totaled $185,000 and $19,034, respectively.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. ("ABI"), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain utilities and administrative expenses utilized by both parties. During the three months ended March 31, 2005, the Company incurred rent and administrative expenses totaling $15,181.

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Notes payable

Convertible notes payable

As of December 31, 2004, the Company had issued $997,500 in convertible promissory notes along with warrants to purchase 1,995,000 shares of the Company's common stock at $1.10 per share. The notes carry a 10 percent interest rate and mature one year from the date of the note. The first $310,000 in notes issued between October 2003 and January 2004 may be converted into the Company's common stock, at a rate of $.40 per share. The remaining $687,500 of notes issued in 2004 may be converted into the Company's common stock, at a rate of $.50 per share. On the maturity date of the respective notes, the Company has the right and option to automatically convert the unpaid principal balance and accrued interest then outstanding into the number of common shares resulting from dividing all of the unpaid principal and accrued interest by an amount equal to the established exercise price ($.40 or $.50 per share).

During February 2005, the Company issued an additional $57,500 in convertible promissory notes with warrants to purchase 115,000 shares of the Company's common stock at $1.10 per share. The notes carry a 10 percent interest rate and mature one year from the date of the note. The notes may be converted into the Company's common stock, at a rate of $.50 per share. The quoted market price of the Company's common stock ranged between $.68 and $.72 on the dates the notes were issued, which resulted in a beneficial conversion totaling $24,100.

During the three months ended March 31, 2005, the Company issued 1,158,474 shares of its common stock to extinguish $455,000 in convertible promissory notes (including all $310,000 convertible at $.40 per share and $145,000 convertible at $.50 per share) and $51,519 in related accrued interest.

As of March 31, 2005, the Company's outstanding convertible promissory notes totaled $600,000. Accrued interest payable on the notes totaled $45,984 at March 31, 2005.

As of March 31, 2005, warrants remained to purchase 1,200,000 shares of the Company's common stock at a price of $1.10 per share. 1,085,000 warrants expire on September 30, 2005 and the remaining 115,000 expire in February 2006.

Other notes payable

The Company's remaining promissory notes payable consist of the following at March 31, 2005:

   Note payable to an individual issued on June 30, 2004,
     matures June 30, 2005, convertible to the Company's
     common stock at a rate of $.50 per share, 10%
     annual interestrate..........................................$  250,000
   Note payable to an individual issued on November 15, 2004, payable on demand after February 15, 2005, 10% annual
     interest rate, unsecured......................................  150,000
   Note payable to an individual issued on December 3, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured......................................  300,000
   Note payable to an individual issued on December 30, 2004, payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured......................................   25,000
                                                                   ---------
                                                                  $  725,000
                                                                   =========

Accrued interest payable on the above notes totaled $32,693 at March 31, 2005.

The Company issued the $250,000 note holder warrants to purchase 1,500,000 shares of common stock as a loan origination fee. The exercise price on the warrants is $.01 per share and the warrants expire on July 1, 2005. The warrants were issued below the quoted market price ($.70 per share) of the common stock on the grant date. Accordingly, the Company determined the fair value of the warrants in accordance with SFAS 123 and capitalized debt issue costs of $1,035,000 at July 1, 2004. The debt issue costs are amortized to interest expense over the term of the loan (one year). As of March 31, 2005, $776,250 was amortized to interest expense and the remaining $258,750 is capitalized in the accompanying condensed consolidated financial statements as debt issue costs. The remaining debt issue costs will be fully amortized to interest expense by June 30, 2005.

Note 5:  Shareholders' deficit

Common stock

During the three months ended March 31, 2005, the Company issued 11,250 shares of its common stock in exchange for business consulting services. The transaction was recorded based on the fair value of the services provided, or $.80 per share. Stock-based compensation expense of $9,000 has been recognized in the accompanying condensed consolidated financial statements.

During the year ended December 31, 2004, the Company issued 2,185,000 shares of its common stock in exchange for research and development, investor relations and business consulting service contracts. The transactions were valued at the quoted market price of the common stock on the transaction date and totaled $1,191,000. Through March 31, 2005, $981,417 had been charged to stock-based compensation and $209,583 remained as prepaid consulting services.

Options granted to non-employees, accounted for under the fair value method

During January and March 2005, the Company granted two consultants options to purchase an aggregate of 120,000 shares of the Company's common stock. 100,000 options carry an exercise price of $.66 per share and the remaining 20,000 options carry an exercise price of $.01 per share. The options vest as follows:

        Number of
        Options                 Vesting Date
       ------------          ------------------------
         25,000               Date of grant
         20,000               September 15, 2005
         75,000               Ratably over 36 months
       ------------
        120,000
       ============

All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.70 and $.80 per share. The Company valued the options in accordance with SFAS 123. The fair value of the options ranged between $.355 and $.691 per share and totaled $49,320, of which $10,354 had vested and was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the three months ended March 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      Risk-free interest rate.......................................2.50%
      Dividend yield................................................0.00%
      Volatility factor...........................................53.473%
      Weighted average expected life..............................3.years

Options granted to employees, accounted for under the intrinsic value method

During March 2005, the Company granted its employees options to purchase an aggregate of 80,000 shares of the Company's common stock. 30,000 options carry an exercise price of $.66 per share and the remaining 50,000 options carry an exercise price of $.01 per share. The options vest as follows:


        Number of
        Options                 Vesting Date
     --------------           ---------------
         15,000               April 1, 2005
         30,000               April 18, 2005
         15,000               July 1, 2005
         20,000               September 5, 2005
     --------------
         80,000
      =============

All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.63 and $.70 per share. All of the options were granted at an exercise price below the quoted market price on the date of grant, which resulted in total stock-based compensation of $34,300 (none of which had vested as of March 31, 2005). As a result, no stock-based compensation was recorded in the accompanying condensed consolidated financial statements for the three months ended March 31, 2005.

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

                                                       Three Months Ended
                                                            March 31,
                                               --------------------------------
                                                    2005             2004
                                               --------------- ----------------
Net loss, as reported                             $ (1,191,205)  $   (356,099)
                                               =============== ================
Stock-based employee compensation, as reported    $         -    $           -
                                               =============== ================
Stock-based employee compensation, fair value     $         -    $           -
                                               =============== ================
Pro forma net loss                                $ (1,191,205)  $     (356,099)
                                               =============== ================
Basic and diluted net loss per common
   share, as reported                             $      (0.03)  $        (0.01)
                                               =============== ================
Pro forma basic and diluted net loss
   per common share                               $      (0.03)  $        (0.01)
                                               =============== ================

The fair value of the employee stock options totaled $41,550 (as compared to $34,300 under the intrinsic value method). However, because none of the options had vested as of March 31, 2005, no stock-based compensation was recorded for the three months ended March 31, 2005.

The following schedule summarizes the changes in the Company's stock awards:



                              Awards Outstanding and Exercisable
                               -----------------------------------  Weighted Average    Weighted Average
                                  Number of      Exercise Price      Exercise Price         Remaining
                                   Shares          Per Share           Per Share         Contractual Life
                               --------------  ------------------- ----------------- ---------------------
Balance at January 1, 2005          6,058,000        $.01 to $1.10    $         0.43            2.75 years

   Awards granted                   1,400,000        $.01 to $1.10    $         1.00            2.27 years
   Awards exercised                  (275,000)        $.01 to $.06    $         0.03               N/A
   Awards cancelled/expired          (350,000)        $.01 to $.66    $         0.47               N/A
                               --------------                      -----------------
Balance at March 31, 2005           6,833,000        $.01 to $1.10    $         0.57            2.35 years
                               ==============




Note 6:  License rights

Advanced Cyber Security, Inc. ("ACSI"), the Company's wholly-owned subsidiary, acquired license rights to a prototype program for systems administrator simulation training (SAST) from Battelle Memorial Institute (the "Licensor") in August 2004. The program rapidly evaluates the cyber security experience of system administrators to identify, circumvent or recover from hacker activity. The program consists of a network of training tools that simulate the cyber environment and are launched through an automated system. The license entitles ACSI to use certain software owned by the Licensor and certain intellectual property relating to part of the software for which Licensor has applied for a patent. ACSI may use the software, intellectual property and derivatives thereof to train and certify personnel to enable such personnel to perform testing and assessment of enterprise vulnerabilities.

The Software consists of three parts: a Coordinated Attack Tool ("CAT"), a Systems Administrator Simulation Trainer ("SAST") and a Synthetic Computer Network Traffic Generator ("TrafficBot"). The license is exclusive with respect to the SAST Software and is nonexclusive with respect to the CAT and TrafficBot software and the intellectual property (which relates to the TrafficBot Software).

Licensor agreements

ACSI also entered into a consulting agreement with the Licensor for which it paid $50,000 toward services to be rendered by the Licensor through the end of 2005. Under this agreement, the Licensor will help define further requirements and a development plan with respect to the software covering calendar year 2005 in detail, with a rougher plan for calendar years 2006 and 2007.

In addition, ACSI has entered into a technical/research services agreement with Licensor for 2005 at an estimated price of $500,000 related to the software. ACSI is also required to enter into technical/research services agreements with Licensor of at least $500,000 per year for the years 2006 and 2007. It is anticipated that the services to be provided under these agreements will reflect the plan being developed under the current consulting agreement. ACSI shall receive a royalty-free license to use any new intellectual property that is developed by Licensor in the performance of its services under the technical services agreement.

If the minimum royalties are not paid, or the other amounts described above are not paid, the Licensor may convert the entire license into a non-exclusive license or terminate the license, at Licensor's sole discretion.

Amortization

License rights are stated at cost and amortized over an estimated useful life of five years using the straight-line method. Amortization expense for the three months ended March 31, 2005 totaled $7,500.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements May Prove Inaccurate

This report and the documentation incorporated herein by reference contain Forward-looking statements based on our current expectations, estimates and Projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential,' "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the "Risk-Factors" section contained below and in our Form 10-K filed on April 15, 2005 with the Securities and Exchange Commission, or SEC, and the other documents we file with the SEC, including our most recent reports on Form 8-K and Form 10-QSB. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PLAN OF OPERATION

The Company's only operations during this quarter consisted of (i) research, design and product development (ii) capital raising activities (iii) the launch of the Manakoa KnowledgeBase product and (iv) Renegotiating the Advanced Cyber Security, Inc. agreement.

OFF-BALANCE SHEET ARRANGEMENTS

The Company generated no revenue during the period covered by this Report. Net Losses for the quarter ending March 31, 2005 of $1,191,205 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At March 31, 2005, the company had total assets of $643,718 and total current liabilities of $2,779,277. The Company had $48 in cash at March 31, 2005 and no off-balance sheet arrangements to report.

- continued.

The Company expects to continue to incur losses at least through fiscal year 2005, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

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

 - continued.

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

 - continued.


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

Expected significant changes in the number of employees

The Company had 11 full-time employees, 8 consultants, and 2 contractors at end of Q1 2005. Our employees are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.
None.

Agreements:

Manakoa Services and Battelle Memorial Institute renegotiated their agreement first reported on form 8-k on September 7, 2004

Manakoa Services Corporation had acquired Advanced Cyber Security, Inc. (ACSI), a wholly owned subsidiary of UTEK Corporation ("UTEK"), in a stock for stock transaction.

ACSI holds a worldwide license to a prototype program for systems administrator simulation training (SAST). The program rapidly evaluates the cyber security experience of system administrators to identify, circumvent or recover from hacker activity.

The License Agreement held by ACSI is with Battelle Memorial Institute through its offices in Richland, Washington ("Licensor").

The two main points that were changed as part of the renegotiation were:
a. the deferment of monies owed;
b. the redefinition of services to be provided by Battelle.

Both companies approved the changes and the agreement was amended March 4, 2005.

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

     (1) Incorporated by reference, Form 8-K/A filed with the Commission on January 14, 2005.

     (2) Incorporated by reference, Form 8-K/A filed with the Commission on January 25, 2005.

     (3) Incorporated by reference, Form 8-K filed with the Commission on February 8, 2005.

     (4) Incorporated by reference, Form 8-K filed with the Commission on March 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation


By: /s/ G. Robert Williams                             May 19, 2005
    -----------------------------                    -----------------
Name:   G. Robert Williams                                  (Date)
Title:  Chief Executive Officer