Form 10KSB/A
period 2004-12-31
MANAKOA SERVICES CORP
filed 2005-05-31
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------



                                   FORM 10-KSB
                                 Amendment No. 1



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

ITEM 6 MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OR  PLAN  OF
          OPERATION...........................................................14

ITEM 7 FINANCIAL STATEMENTS...................................................19

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE ..............................40

ITEM 8A CONTROLS AND PROCEDURES ..............................................40

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..........40

ITEM 10 EXECUTIVE COMPENSATION ...............................................42

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ......................44

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................45

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .....................................45

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


The Cyber Attack Simulation Trainer (CAST) is an acquired worldwide technology license, as reported in the company's 8K filing of September 7, 2004, for three technology components from Batelle Memorial Institute, thru Advanced Cyber Security, Inc. (ACSI). Manakoa's role is to work jointly with Batelle Memorial Institute to augment development and to commercialize the technologies on a world wide basis. The first year of joint development has been much slower than both parties anticipated and discussions regarding a revision to the original terms and conditions of the Agreement and Plan of Acquistion have commenced.


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

Need for Additional Financing.


The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that it is essential to secure additional working capital. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to seek additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be
insufficient  to  repay  such   indebtedness.   The  Company  currently  has  no
arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company if required.

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

ITEM 7 FINANCIAL STATEMENTS

See Exhibit 1, Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.


Report of Independent Registered Public Accounting Firm .................... 20

Consolidated Balance Sheet at December 31, 2004 ............................ 21

Consolidated Statements of Operations for the years ended December 31,
      2004 and 2003, and from November 21, 2001 (inception) through
      December 31, 2004 .................................................... 22

Consolidated Statement of Changes in Shareholders' Deficit for the period from November 21, 2001 (inception) through December 31, 2004 ......... 23

Consolidated Statements of Cash Flows for the years ended December 31,
      2004 and 2003, and from November 21, 2001 (inception) through
      December 31, 2004 ............................................... 24 - 25

Notes to Consolidated Financial Statements ................................. 26

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




Cordovano and Honeck LLP
Denver, Colorado
April 11, 2005

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                           Consolidated Balance Sheet

                               December 31, 2004

                                     Assets
Cash                                                                $   285,095
Prepaid expenses:
   Prepaid consulting services (Note 6)                                 442,958
   Prepaid consulting services - ACSI (Note 9)                           10,873
   Prepaid expenses (Note 2)                                             41,046
   Prepaid insurance                                                     14,428
Property and equipment, net of accumulated depreciation
   of $84,759 (Note 3)                                                   22,726
Debt issue costs, net of accumulated amortization
   of $517,500 (Note 5)                                                 517,500
License rights, net of accumulated amortization
   of $12,500 (Note 9)                                                  137,500
                                                                    -----------
                                                                    $ 1,472,126
                                                                    ===========
                     Liabilities and Shareholders' Deficit
Current liabilities:
   Accounts payable                                                 $   319,911
   Notes payable:
   Related party, current maturities (Note 2)                           160,000
   Convertible notes (Note 5)                                           997,500
   Other (Note 5)                                                       725,000
Accrued interest payable:
   Related party (Note 2)                                                15,334
   Convertible notes (Note 5)                                            75,641
   Other (Note 5)                                                        14,568
Indebtedness to related parties (Note 2)                                109,729
Accrued employee compensation (Note 1)                                  500,000
   Other accrued liabilities                                             58,170
                                                                    -----------
                  Total current liabilities                           2,975,853

Long-term debt:
   Note payable to related party, less current
      maturities (Note 2)                                                25,000
                                                                    -----------
                  Total liabilities                                   3,000,853
                                                                    -----------
Shareholders' deficit (Notes 2, 5 and 6):
   Preferred stock, $001 par value; 25,000,000 shares
     authorized, -0- shares issued and outstanding                         --
   Common stock, $001 par value; 200,000,000 shares
     authorized, 34,511,513 shares issued and outstanding                34,512
   Additional paid-in capital                                         4,350,734
   Deficit accumulated during the development stage                  (5,913,973)
                                                                    -----------
                  Total shareholders' deficit                        (1,528,727)
                                                                    -----------
                                                                    $ 1,472,126
                                                                    ===========

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Consolidated Statements of Operation

                                                                               November 21,
                                                                                   2001
                                                    For the Years Ended        (Inception)
                                                       December 31,               Through
                                               ----------------------------     December 31,
                                                    2004            2003            2004
                                               ------------    ------------    ------------
Service revenue                           $              --    $     34,000    $     89,625
                                               ------------    ------------    ------------
Operating expenses:
   Cost of services                                      --          30,600          83,775
   Stock-based compensation (Notes 2 and 6):
       Software research and development             67,500         480,000         547,500
       Consulting, related parties                  700,000              --         700,000
       Consulting, other                            515,542              --         515,542
       Investor relations                           289,000              --         289,000
       Common stock options                         526,050              --         526,050
   Research and development                         696,256         575,000       1,346,256
   General and administrative costs:
       Salaries and payroll taxes                   239,766          75,000         389,766
       Professional fees                            279,265          36,065         318,080
       Consulting                                   290,798          48,050         338,848
       Rent                                          89,397           3,100          95,497
       Insurance                                     80,987              --          80,987
       Other                                        129,025           5,928         149,524
                                               ------------    ------------    ------------
              Total operating expenses            3,903,586       1,253,743       5,380,825
                                               ------------    ------------    ------------
              Loss from operations               (3,903,586)     (1,219,743)     (5,291,200)

Interest expense:
   Debt issue costs (Note 5)                       (517,500)             --        (517,500)
   Related party (Note 2)                           (14,500)             --         (14,500)
          Other                                     (89,939)           (834)        (90,773)
                                               ------------    ------------    ------------
              Total interest expense               (621,939)           (834)       (622,773)
                                               ------------    ------------    ------------
              Loss before income taxes           (4,525,525)     (1,220,577)     (5,913,973)

Income tax provision (Note 4)                            --              --              --
                                               ------------    ------------    ------------

              Net loss                         $ (4,525,525)   $ (1,220,577)   $ (5,913,973)
                                               ============    ============    ============

Basic and diluted loss per share               $      (0.15)   $      (0.16)
                                               ============    ============

Weighted average common shares outstanding       29,228,641       7,514,741
                                               ============    ============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                                                                                                        Deficit
                                                                                                      Accumulated
                                                  Common Stock             Common       Additional     During the
                                           --------------------------       Stock         Paid-In      Development
                                              Shares       Par Value    Subscriptions     Capital         Stage          Total
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance, November 21, 2001 (inception)            --      $      --      $      --      $      --      $      --      $      --

Net loss                                          --             --             --             --             --             --
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                        --             --             --             --             --             --
January 1, 2002, stock sold to an
   officer (Note 2)                          6,100,000          6,100           --           (6,000)          --              100
Management and administrative services
   contributed by an officer (Note 2)             --             --             --           75,000           --           75,000
Net loss                                          --             --             --             --         (167,871)      (167,871)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                   6,100,000          6,100           --           69,000       (167,871)       (92,771)

November 24, 2003, stock issued to
   acquire net liabilities of Manakoa
     Services Corporation (Note 1)          12,200,000         12,200           (610)       (13,626)          --           (2,036)
                                           -----------    -----------    -----------    -----------    -----------    -----------
November 25, 2003, following
   recapitalization                         18,300,000         18,300           (610)        55,374       (167,871)       (94,807)

December 2003, stock issued in exchange
   for software development services
     (Note 6)                                1,000,000          1,000           --          479,000           --          480,000
December 18, 2003, stock issued to
   acquire net liabilities of Electronic
     Identification, Inc. (Note 1)           8,553,783          8,554           --         (409,769)          --         (401,215)
                                           -----------    -----------    -----------    -----------    -----------    -----------
December 19, 2003, following
     recapitalization                       27,853,783         27,854           (610)       124,605       (167,871)       (16,022)
Net loss                                          --             --             --             --       (1,220,577)    (1,220,577)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                  27,853,783         27,854           (610)       124,605     (1,388,448)    (1,236,599)

Receipt of stock subscription                     --             --              610           --             --              610
Common stock issued in exchange for
   services (Note 6)                         2,433,000          2,433           --        1,312,567           --        1,315,000
July 2004, warrants granted as debt
   issue costs (Note 5)                           --             --             --        1,035,000           --        1,035,000
September 2004, sale of common stock
   ($.50/share) (Note 6)                       500,000            500           --          249,500           --          250,000
September 2004, common stock issued
   to acquire Advanced Cyber Security,
     Inc. (Note 9)                           1,900,000          1,900           --          179,837           --          181,737
September to December 2004, granted
   common stock options (Note 6)                  --             --             --          526,050           --          526,050
October 2004, common stock issued
   to repay convertible debt (Note 5)          125,000            125           --           49,875           --           50,000
December 2004, common stock issued to
   pay for shareholder obligations and
     services rendered (Note 2)              1,750,000          1,750           --          873,250           --          875,000
Cancellation of common shares                  (50,270)           (50)          --               50           --             --
Net loss                                          --             --             --             --       (4,525,525)    (4,525,525)
                                           -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                  34,511,513    $    34,512    $      --      $ 4,350,734    $(5,913,973)   $(1,528,727)
                                           ===========    ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                            November 21,
                                                                                                2001
                                                                                            (Inception)
                                                                  For the Years Ended         Through
                                                                      December 31,           December 31,
                                                             --------------------------   ------------
                                                                 2004           2003           2004
                                                             -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                  $(4,525,525)   $(1,220,577)   $(5,913,973)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              23,779           --           23,779
       Stock-based compensation - services (Notes 2 and 6)     1,572,042        480,000      2,052,042
       Stock-based compensation - options (Note 6)               526,050           --          526,050
       Debt issue costs, net (Note 5)                            517,500           --          517,500
       Loss on debt extinguishment                                  --             --             --
       Services contributed by an officer                           --             --           75,000
       Changes in operating assets and liabilities:
         Perpaid expenses                                        (55,474)          --          (55,474)
         Accounts payable                                        289,982         39,644        420,631
         Accrued employee compensation                            35,170        500,000        535,170
         Other accrued liabilities                               103,141        200,594        306,485
                                                             -----------    -----------    -----------
             Net cash used in
                operating activities                          (1,513,335)          (339)    (1,512,790)
                                                             -----------    -----------    -----------
Cash flows from investing activities:
     Property and equipment purchases                            (25,122)          --          (25,122)
     Cash acquired in EIDT merger                                   --            4,797          4,797
                                                             -----------    -----------    -----------
                       Net cash (used in) provided by
                           investing activities                  (25,122)         4,797        (20,325)
                                                             -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of convertible debt (Note 5)         857,500           --          857,500
     Principal payments on promissory note
        owed to an officer (Note 2)                              (15,000)          --          (15,000)
     Proceeds from issuance of promissory notes (Note 5)         725,000           --          725,000
     Proceeds from sale of common stock (Note 6)                 250,610           --          250,710
                                                             -----------    -----------    -----------
                       Net cash provided by
                           financing activities                1,818,110           --        1,818,210
                                                             -----------    -----------    -----------

                           Net change in cash                    279,653          4,458        285,095

Cash, beginning of period                                          5,442            984           --
                                                             -----------    -----------    -----------
Cash, end of period                                          $   285,095    $     5,442    $   285,095
                                                             ===========    ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Income taxes                                         $      --      $      --      $      --
                                                             ===========    ===========    ===========
        Interest                                             $      --      $      --      $      --
                                                             ===========    ===========    ===========

Consolidated Statements of Cash Flows - continued
                                                                                            November 21,
                                                                                                2001
                                                                                            (Inception)
                                                                  For the Years Ended         Through
                                                                      December 31,           December 31,
                                                             --------------------------   ------------
                                                                 2004           2003           2004
                                                             -----------    -----------    -----------
   Non-cash investing and financing activities:
     Common stock issued to acquire Advanced
       Cyber Security, Inc. (Note 9)                         $   181,737    $      --      $   181,737
                                                             ===========    ===========    ===========
     Common stock issued to extinguish a
       convertible promissory note (Note 5)                  $    50,000    $      --      $    50,000
                                                             ===========    ===========    ===========
     Common stock issued for prepaid
       consulting services (Note 6)                          $  (442,958)   $      --      $  (442,958)
                                                             ===========    ===========    ===========
     Common stock issued in Manakoa/SLX
       Stock Purchase Agreement (Note 1)                    $      --      $    (2,036)   $    (2,036)
                                                             ===========    ===========    ===========
     Common stock issued in Manakoa/EIDT
       Stock Purchase Agreement (Note 1)                    $      --      $  (401,215)   $  (401,215)
                                                             ===========    ===========    ===========

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

NOTE 2: RELATED PARTY TRANSACTIONS

Indebtedness to related parties

As of December 31, 2004, the Company owed its officers, employees and an affiliate a total of $109,729 for accrued salaries, accrued rent, and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $109,729 is included in the accompanying consolidated financial statements as "Indebtedness to related parties".

As part of its merger with EIDT, the Company assumed $206,275 in advances owed to two shareholders of the Company. These advances are non-interest bearing and are due on demand. During the year ended December 31, 2004, the Company repaid $31,275 in cash and extinguished the remaining $175,000 through the issuance of 1,750,000 shares of the Company's common stock. The common stock was valued at $875,000 based on the quoted market price of the stock on the transaction date, or $.50 per share. The excess valuation of the common stock, totaling $700,000, has been charged to consulting for services performed on behalf of the Company. The $700,000 is included in the accompanying consolidated financial statements as "Stock-based compensation - consulting, related parties".

Commencing January 1, 2002, the Company began accruing its officer's salary due to a lack of working capital. During the year ended December 31, 2002, the officer contributed half of the $150,000 salary, which is recorded as additional paid-in capital in the accompanying consolidated financial statements. As of November 23, 2003, the Company owed the officer $209,375 for accrued salaries and issued a promissory note to the president as payment for $200,000 of the accrued salaries. The note carries a four percent interest rate and matures on March 31, 2006. During the year ended December 31, 2004, the Company repaid $15,000 against the note reducing the balance to $185,000. Accrued interest on the note totaled $15,334 at December 31, 2004. Future maturities of the note are as follows:

        Year ended December 31,
-----------------------------------------------
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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

    Computer equipment                        $   98,855
    Furniture and office equipment                 8,630
                                          --------------
                                                 107,485
    Less accumulated depreciation                (84,759)
                                          --------------
                                               $  22,726
                                          ==============


Depreciation expense totaled $11,279 and $-0-, for the years ended December 31, 2004 and 2003, respectively.

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                        December 31,
                                                       2004     2003
                                                   --------- ---------
    U.S. federal statutory graduated rate             34.00%    34.00%
    State income tax rate, net of federal benefit 3.06% 3.06% Net operating loss for which no tax benefit
     is currently available                          -37.06%   -37.06%
                                                   --------- ---------
                 Effective rate                        0.00%     0.00%
                                                   ========= =========

At December 31, 2004, deferred taxes consisted of a net tax asset of $2,151,928, due to operating loss carryforwards of approximately $5,746,102, which was fully allowed for in the valuation allowance of $2,151,928. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended December 31, 2004 and 2003 were $1,676,969 and $452,295, respectively. The change in the valuation allowance for the years ended December 31, 2004 and 2003 were also $1,676,969 and $452,295, respectively. Net operating loss carryforwards will expire through 2024.

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

The notes carry a 10 percent interest rate and mature one year from the date of the note. The first $310,000 in notes issued between October 2003 and January 2004 may be converted into the Company's common stock, at a rate of $.40 per share. The remaining $687,500 of notes issued in 2004 may be converted into the Company's common stock, at a rate of $.50 per share. The notes may be converted at the option of the holder. On the maturity date of the respective notes, the Company has the right and option to automatically convert the unpaid principal balance and accrued interest then outstanding into the number of common shares resulting from dividing all of the unpaid principal and accrued interest by an amount equal to the established exercise price ($.40 or $.50 per share). Accrued interest payable on the notes totaled $75,641 at December 31, 2004.

Other notes payable

The Company's remaining promissory notes payable consist of the following at December 31, 2004:

    Note payable to an individual issued on June 30, 2004,
        matures June 30, 2005, convertible to the Company's
        common stock at a rate of $.50 per share, 10%
        annual interest rate .................................... $     250,000
    Note payable to an individual issued on November 15, 2004, payable on demand after February 15, 2005, 10% annual
        interest rate, unsecured  ..................................... 150,000
    Note payable to an individual issued on December 3, 2004,
        payable on demand after June 30, 2005, 10% annual
        interest rate, unsecured  ..................................... 300,000
    Note payable to an individual issued on December 30, 2004, payable on demand after June 30, 2005, 10% annual
        interest rate, unsecured ....................................... 25,000
                                                              -----------------
                                                                   $    725,000
                                                              =================


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

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate                   1.01%
        Dividend yield                            0.00%
        Volatility factor                       115.15%
        Weighted average expected life           1 year


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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate                   2.00%
        Dividend yield                            0.00%
        Volatility factor                       115.15%
        Weighted average expected life           3 year


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

                                                         For The Years Ended
                                                            December 31,
                                                 ------------------------------
                                                         2004           2003
                                                 ---------------    -----------
Net loss, as reported                            $    (4,525,525)   $(1,220,577)
                                                 ===============    ===========
Stock-based employee compensation, as reported   $       245,000    $   480,000
                                                 ===============    ===========
Stock-based employee compensation, fair value    $       375,979    $   480,000
                                                 ===============    ===========
Pro forma net loss                               $    (4,656,504)   $(1,220,577)
                                                 ===============    ===========
Basic and diluted net loss per common
   share, as reported                            $         (0.15)   $     (0.16)
                                                 ===============    ===========
Pro forma basic and diluted net loss
   per common share                              $         (0.16)   $     (0.16)
                                                 ===============    ===========



The following schedule summarizes the changes in the Company's stock awards:


                                 Awards Outstanding and Exercisable
                                  ---------------------------------   Weighted Average    Weighted Average
                                     Number of    Exercise Price       Exercise Price        Remaining
                                      Shares         Per Share            Per Share       Contractual Life
                                  ------------  -------------------  ------------------  ------------------
Balance at January 1, 2003                   -          $0.00           $          -             N/A
   Options and warrants acquired
     in recapitalization               175,000      $.06 to $.10        $       0.07           1.5 years
   Awards granted                    1,000,000          $0.0001         $     0.0001             None
    Awards exercised                (1,000,000)         $0.0001         $     0.0001             None
   Awards cancelled/expired                  -          $0.00           $          -             N/A
                                  ------------                       ------------------
Balance at December 31, 2003           175,000      $.06 to $.10        $       0.07           1.5 years
   Awards granted                    5,883,000     $.01 to $1.10        $       0.45            3 years
   Awards exercised                          -          $0.00           $          -             N/A
   Awards cancelled/expired                  -          $0.00           $          -             N/A
                                  ------------                       ------------------

Balance at December 31, 2004         6,058,000     $.01 to $1.10        $       0.43          2.75 years



NOTE 7: COMMITMENTS

On February 16, 2004, the Company began leasing office space in Boulder, Colorado for its product development team. Lease payments increase from $1,660 per month to $6,500 per month through May 31, 2006, when the lease expires. Rent expense under the lease totaled $11,333 and $-0- for the years ended December 31, 2004 and 2003, respectively.

Future minimum payments due under the lease agreements are as follows:

   December 31,
   ------------------------
   2005                            $    63,595
   2006                            $    32,500

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

      September 30, 2004
   Prepaid expenses                       $   35,600
   License rights                            146,137
   Total assets acquired                     181,737
                                        ------------
   Total liabilities assumed                       -
   Net assets acquired                    $  181,737
                                        ============
License rights

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

License rights and amortization

License rights are stated at cost and amortized over an estimated useful life of five years using the straight-line method. Amortization expense for the period from September 20, 2004 through December 31, 2004 totaled $12,500. Estimated aggregate amortization in future years is as follows:

     Year ended December 31,
     -----------------------------------------
     2005                            $  30,000
     2006                               30,000
     2007                               30,000
     2008                               30,000
     2009                               17,500
                                 -------------
                                      $137,500
                                 =============
NOTE 10: SHAREHOLDER DISPUTE

A dispute has arisen between the Company and three of its principal shareholders, Apogee Biometrics, Inc., Mr. James Katzaroff, and Mr. G. Robert Williams, on the one hand, and on the other, another principal shareholder, Founders Group, Inc. The dispute pertains to services to be provided by Founders Group, Inc. and its principal Michael Sandoval, and the Company's issuance of shares to Founders Group, Inc. Settlement discussions have been proceeding. There can be no assurance that a settlement can be reached, or as to the terms as to any proposed settlement.

NOTE 11: SUBSEQUENT EVENTS

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

Robert Williams - PhD, Chief Executive Officer and Director

Dr. Williams has over 20 years of senior-level IT management experience with companies ranging from start-ups to large technology firms and consultancies. He was also instrumental in recent anthrax terrorist attack crisis management and is active in continuing anti-terrorism efforts. Prior positions include being President of professional services organization PDS Advanced Technologies, President and founder of pioneering UNIX applications developer Decathlon Data Systems, a senior executive at UNISYS/System Development Corporation, and Dean of Research at the University of California, Los Angeles and California State Polytechnic University. A recognized technology expert, he was also the featured speaker in the international road shows sponsored by Microsoft, Hewlett Packard, Compaq and Tech Data on UNIX and Windows NT interoperability. He is the co-author of the best selling The Ultimate Windows Server 2003 Administrator's Guide (Addison Wesley 2002), and other best selling books. Dr. Williams has a BA and MA from Whittier College, and a PhD from UCLA. He was named by Microsoft Corporation as the Most Valuable Professional (MVP) in the field of Security
(2003).

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

Manakoa Services Corporation

By: /s/ G. Robert Williams                                           5/27/2005
---------------------------------                                  -------------
Name:   G. Robert Williams                                             (Date)
Title:  C.E.O.

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Manakoa Services Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: May 27, 2005                              By: /s/ G. Robert Williams
                                                    ----------------------------
                                                    G. Robert Williams
                                                    C.E.O.
                                                   (Principle Executive Officer)

Date: May 27, 2005                              By: /s/ James C. Katzaroff
                                                    ----------------------------
                                                    James C. Katzaroff
                                                    President & Acting Treasurer
                                                   (Principle Financial Officer)



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