Form 10KSB/A
period 2004-12-31
MANAKOA SERVICES CORP
filed 2005-07-18
CIK 1091967

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

                          MANAKOA SERVICES CORPORATION

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


PAGE

ITEM 1 DESCRIPTION OF BUSINESS ...............................................4

ITEM 2 DESCRIPTIONS OF PROPERTIES ...........................................12

ITEM 3 LEGAL PROCEEDINGS ....................................................12

ITEM 4 SUBMISSIONS  OF  MATTERS  TO A VOTE OF  SECURITY  HOLDERS ............12

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............13

ITEM 6 MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OR  PLAN  OF
          OPERATION..........................................................14

ITEM 7 FINANCIAL STATEMENTS..................................................21

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE .............................42

ITEM 8A CONTROLS AND PROCEDURES .............................................42

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .........42

ITEM 10 EXECUTIVE COMPENSATION ..............................................44

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....................46

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................47

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K ....................................47

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES ..............................48

SIGNATURES ..................................................................48

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

Supplemental Note: As of this amendment filing dated July 17, 2005, Manakoa Services Corporation and Batelle Corporation have bi-laterally terminated the agreement disclosed in the 8K filing dated September 7, 2004.

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

ITEM 7 FINANCIAL STATEMENTS

See Exhibit 1, Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.


Report of Independent Registered Public Accounting Firm.................... 22

Consolidated Balance Sheet at December 31, ................................ 23

Consolidated Statements of Operations for the years ended December 31,
     2004 and 2003, and from November 21, 2001 (inception) through
     December 31, 2004..................................................... 24

Consolidated Statement of Changes in Shareholders' Deficit for the period from November 21, 2001 (inception) through December 31, 2004.......... 25

Consolidated Statements of Cash Flows for the years ended December 31,
     2004 and 2003, and from November 21, 2001 (inception) through
     December 31, 2004.................................................. 26-27

Notes to Consolidated Financial Statements................................. 28

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
                                               ============    ============

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                                                                                                             Deficit
                                                                                                          Accumulated
                                                         Common Stock           Common       Additional    During the
                                                 ------------------------       Stock         Paid-In      Development
                                                     Shares     Par Value   Subscriptions     Capital         Stage        Total
                                                 -----------  -----------    -----------    -----------    -----------  -----------
Balance, November 21, 2001 (inception)                  --    $      --      $      --      $      --      $      --    $      --

Net loss                                                --           --             --             --             --           --
                                                 -----------  -----------    -----------    -----------    -----------  -----------
Balance, December 31, 2001                              --           --             --             --             --           --

January 1, 2002, stock sold to an
     officer (Note 2)                              6,100,000        6,100           --           (6,000)          --            100
Management and administrative services
     contributed by an officer (Note 2)                 --           --             --           75,000           --         75,000
Net loss                                                --           --             --             --         (167,871)    (167,871)
                                                 -----------  -----------    -----------    -----------    -----------  -----------

Balance, December 31, 2002                         6,100,000        6,100           --           69,000       (167,871)     (92,771)

November 24, 2003, stock issued to
     acquire net liabilities of Manakoa Services
     Corporation (Note 1)                         12,200,000       12,200           (610)       (13,626)          --         (2,036)
                                                 -----------  -----------    -----------    -----------    -----------  -----------
November 25, 2003, following recapitalization     18,300,000       18,300           (610)        55,374       (167,871)     (94,807)

December 2003, stock issued in exchange
     for software development services (Note 6)    1,000,000        1,000           --          479,000           --        480,000
December 18, 2003, stock issued to
     acquire net liabilities of Electronic
     Identification, Inc (Note 1)                  8,553,783        8,554           --         (409,769)          --       (401,215)
                                                 -----------  -----------    -----------    -----------    -----------  -----------
December 19, 2003, following recapitalization     27,853,783       27,854           (610)       124,605       (167,871)     (16,022)
Net loss                                                --           --             --             --       (1,220,577)  (1,220,577)
                                                 -----------  -----------    -----------    -----------    -----------  -----------
Balance, December 31, 2003                        27,853,783       27,854           (610)       124,605     (1,388,448)  (1,236,599)

Receipt of stock subscription                           --           --              610           --             --            610
Common stock issued in exchange for
     services (Note 6)                             2,433,000        2,433           --        1,312,567           --      1,315,000
July 2004, warrants granted as debt issue costs
     (Note 5)                                           --           --             --        1,035,000           --      1,035,000
September 2004, sale of common stock ($50/share)
     (Note 6)                                        500,000          500           --          249,500           --        250,000
September 2004, common stock issued
     to acquire Advanced Cyber Security, Inc
     (Note 9)                                      1,900,000        1,900           --          179,837           --        181,737
September to December 2004, granted common stock
     options (Note 6)                                   --           --             --          526,050           --        526,050
October 2004, common stock issued to repay
     convertible debt (Note 5)                       125,000          125           --           49,875           --         50,000
December 2004, common stock issued to pay for
     shareholder obligations and services
     rendered (Note 2)                             1,750,000        1,750           --          873,250           --        875,000
Cancellation of common shares                        (50,270)         (50)          --               50           --           --
Net loss                                                --           --             --             --       (4,525,525)  (4,525,525)
                                                 -----------  -----------    -----------    -----------    -----------  -----------
Balance, December 31, 2004                        34,511,513  $    34,512    $      --      $ 4,350,734    $(5,913,973) $(1,528,727)
                                                 ===========  ===========    ===========    ===========    ===========  ===========

          See accompanying notes to consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                                               November 21,
                                                                                                                   2001
                                                                                      For the Years Ended      (Inception)
                                                                                        December 31,              Through
                                                                                --------------------------      December 31,
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
                                                                                ===========    ===========    ===========



Consolidated Statements of Cash Flows - continued

Supplemental disclosure of cash flow information: Cash paid during the period for:
        Income taxes                                                            $      --      $      --      $      --
                                                                                ===========    ===========    ===========
        Interest                                                                $      --      $      --      $      --
                                                                                ===========    ===========    ===========
     Non-cash investing and financing activities:
        Common stock issued to acquire Advanced
           Cyber Security, Inc (Note 9)                                         $   181,737    $      --      $   181,737
                                                                                ===========    ===========    ===========
        Common stock issued to extinguish a
           convertible promissory note (Note 5)                                 $    50,000    $      --      $    50,000
                                                                                ===========    ===========    ===========
        Common stock issued for prepaid
           consulting services (Note 6)                                         $  (442,958)   $      --      $  (442,958)
                                                                                ===========    ===========    ===========
        Common stock issued in Manakoa/SLX
           Stock Purchase Agreement (Note 1)                                    $      --      $    (2,036)   $    (2,036)
                                                                                ===========    ===========    ===========
        Common stock issued in Manakoa/EIDT
           Stock Purchase Agreement (Note 1)                                    $      --      $  (401,215)   $  (401,215)
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

            Year ended December 31,
             -------------------------------------------

             2005...........................   $ 160,000

             2006...........................      25,000
                                          --------------
                                               $ 185,000
                                          ==============


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

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004:

             Computer equipment........................... $   98,855
             Furniture and office equipment...............      8,630
                                                          -----------
                                                              107,485
             Less accumulated depreciation................    (84,759)
                                                          -----------
                                                           $   22,726
                                                          ===========

Depreciation expense totaled $11,279 and $-0-, for the years ended December 31, 2004 and 2003, respectively.

NOTE 4:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:
                                                                   December 31,
                                                               2004       2003
                                                           ---------- ----------
      U.S. federal statutory graduated rate..................  34.00%     34.00%
      State income tax rate, net of federal benefit..........   3.06%      3.06%
      Net operating loss for which no tax benefit
       is currently available................................ -37.06%    -37.06%
                                                           ---------- ----------
                               Effective rate...............    0.00%      0.00%
                                                           ========== ==========

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

Other notes payable

The Company's remaining promissory notes payable consist of the following at December 31, 2004:

  Note payable to an individual issued on June 30, 2004,
     matures June 30, 2005, convertible to the Company's
     common stock at a rate of $.50 per share, 10%
     annual interest rate.......................................  $    250,000
  Note payable to an individual issued on November 15, 2004, payable on demand after February 15, 2005, 10% annual
     interest rate, unsecured...................................       150,000
  Note payable to an individual issued on December 3, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured...................................       300,000
  Note payable to an individual issued on December 30, 2004, payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured...................................        25,000
                                                                --------------
                                                                  $    725,000
                                                                ==============



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

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


   Risk-free interest rate.....................            1.01%
   Dividend yield..............................            0.00%
   Volatility factor...........................          115.15%
   Weighted average expected life..............           1 year

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

                September 30, 2004
   -------------------------------------------------
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

Settlement   negotioations  have  been  proceeding   amicably.   The  only  loss
anticipated would involve attorney fees, none have been incurred to date.


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

Manakoa Services Corporation


By: /s/ G. Robert Williams                                       July 14, 2005
---------------------------------                                  -------------
Name:   G. Robert Williams                                             (Date)
Title:  C.E.O.