Form 10QSB/A
period 2005-03-31
MANAKOA SERVICES CORP
filed 2005-07-19
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                  Amendment # 1




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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending March 31, 2005, there were 35,956,237 isued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS
                         ------------------------------
                                                                           Page
PART I. FINANCIAL INFORMATION

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


   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION .............................................13
       PLAN OF OPERATION .....................................................13
       OFF-BALANCE SHEET ARRANGEMENTS ........................................13
       CONTROLS AND PROCEDURES ...............................................16

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS .................................................17
   Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........17
   Item 3. DEFAULTS UPON SENIOR SECURITIES ...................................17
   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............17
   Item 5. OTHER INFORMATION .................................................17
   Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................18

SIGNATURES

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS



                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                 March 31, 2005

                                     Assets
Cash                                                                $        48
Prepaid expenses:
     Prepaid consulting services (Note 5)                               209,583
     Prepaid insurance                                                   19,208
Property and equipment, net of accumulated depreciation
    of $85,948                                                           29,992
Debt issue costs, net of accumulated amortization
     of $776,250 (Note 4)                                               258,750
License rights, net of accumulated amortization
    of $20,000 (Note 6)                                                 126,137
                                                                    -----------

                                                                    $   643,718
                                                                    ===========

                         Liabilities and Shareholders' Deficit
Current liabilities:
     Bank overdraft                                                 $       318
     Accounts payable
           Related party (Note 2)                                        53,000
           Other                                                        492,515
    Notes payable:
           Related party (Note 2)                                       185,000
           Convertible notes (Note 4)                                   600,000
           Other (Note 4)                                               725,000
     Accrued interest payable:
           Related party (Note 2)                                        19,034
           Convertible notes (Note 4)                                    45,984
           Other (Note 4)                                                32,693
     Indebtedness to related parties (Note 2)                           107,261
     Accrued employee compensation                                      500,000
    Other accrued liabilities                                            18,472
                                                                    -----------
                        Total current liabilities                     2,779,277
                                                                    -----------

Commitments and contingencies (Note 6)                                      --

Shareholders' deficit (Notes 4 and 5):
     Preferred stock, $001 par value; 25,000,000 shares authorized,
          -0- shares issued and outstanding                                 --
     Common stock, $001 par value; 200,000,000 shares authorized,
           35,956,237 shares issued and outstanding                      35,956
     Additional paid-in capital                                       4,933,663
     Deficit accumulated during the development stage                (7,105,178)
                                                                    -----------
                        Total shareholders' deficit                  (2,135,559)
                                                                    -----------

                                                                    $   643,718
                                                                    ===========

See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                   November 21,
                                                                                       2001
                                                                                    (Inception)
                                                     For the Three Months Ended       Through
                                                              March 31,               March 31,
                                                    ----------------------------    ------------
                                                          2005            2004            2005
                                                    ------------    ------------    ------------
Service revenue                                     $       --      $       --      $     89,625
                                                    ------------    ------------    ------------
Operating expenses:
       Cost of services                                     --              --            83,775
       Stock-based compensation (Note 5):
           Software research and development                --              --           547,500
           Consulting, related parties                      --              --           700,000
           Consulting, other                             221,760            --           737,302
           Investor relations                             15,000            --           304,000
           Common stock options/warrants                  30,969            --           557,019
       Rent and utilities, related party (Note 2)         15,181          17,964          91,708
       Research and development                           91,954          66,666       1,438,210
      General and administrative costs                   485,364         259,858       1,781,539
                                                    ------------    ------------    ------------

                        Total operating expenses         860,228         344,488       6,241,053
                                                    ------------    ------------    ------------

                        Loss from operations            (860,228)       (344,488)     (6,151,428)

Interest expense:
       Debt issue costs (Note 4)                        (258,750)           --          (776,250)
       Related party (Note 2)                             (3,700)           --           (18,200)
       Beneficial conversion (Note 4)                    (24,100)           --           (24,100)
       Other                                             (44,427)        (11,611)       (135,200)
                                                    ------------    ------------    ------------

                        Total interest expense          (330,977)        (11,611)       (953,750)
                                                    ------------    ------------    ------------

                        Loss before income taxes      (1,191,205)       (356,099)     (7,105,178)

Income tax provision (Note 3)                               --              --              --
                                                    ------------    ------------    ------------

                        Net loss                    $ (1,191,205)   $   (356,099)   $ (7,105,178)
                                                    ============    ============    ============

Basic and diluted loss per share                    $      (0.03)   $      (0.01)
                                                    ============    ============

Weighted average common shares outstanding            34,802,300      27,853,783
                                                    ============    ============

See accompanying notes to condensed consolidated financial statements

                         MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
      Condensed Consolidated Statement of Changes in Shareholders' Deficit
                                  (Unaudited)

                                                                                                   Deficit
                                                                                                  Accumulated
                                                               Common Stock          Additional    During the
                                                         -------------------------     Paid-In     Development
                                                          Shares     Par Value       Capital         Stage            Total
                                                         -----------   -----------   -----------   -----------    -----------
Balance, January 1, 2005                                 34,511,513   $    34,512   $ 4,350,734   $(5,913,973)   $(1,528,727)

January 2005, exercised common stock warrants               125,000           125         7,375          --            7,500

February 2005, exercised common stock options               150,000           150         1,350          --            1,500

February 2005, beneficial conversion
  related to convertible promissory notes (Note 4)             --            --          24,100          --           24,100
March 2005, common stock issued toextinguish
  convertible debt and accrued interest (Note 4)          1,158,474         1,158       505,361          --          506,519
Common stock issued in exchange for services (Note 5)        11,250            11         8,989          --            9,000

January to March 2005, granted
  common stock options (Note 5)                                --            --          10,354          --           10,354
Common stock options cancelled and expired                     --            --          25,400          --           25,400
Net loss                                                       --            --            --      (1,191,205)    (1,191,205)
                                                        -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2005                                  35,956,237   $    35,956   $ 4,933,663   $(7,105,178)   $(2,135,559)
                                                        ===========   ===========   ===========   ===========    ===========

See accompanying notes to condensed consolidated financial statements

                         MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                                     November 21,
                                                                                        2001
                                                                                     (Inception)
                                                        For the Three Months Ended     Through
                                                                March 31,              March 31,
                                                        --------------------------    -----------
           Net cash used in operating activities         $  (342,814)   $  (302,676)   $(1,855,604)
                                                        -----------    -----------    -----------

Cash flows from investing activities:
Property and equipment purchases                             (8,733)        (2,437)       (33,855)
Cash acquired in EIDT merger                                   --             --            4,797
                                                        -----------    -----------    -----------
          Net cash used in investing activities              (8,733)        (2,437)       (29,058)
                                                        -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt (Note 4)        57,500        481,500        915,000
  Principal payments on promissory note
     owed to an officer (Note 2)                               --          (15,000)       (15,000)
  Proceeds from issuance of promissory notes                   --             --          725,000
  Proceeds from exercised common stock awards                 9,000           --            9,000
  Proceeds from sale of common stock                           --             --          250,710
                                                        -----------    -----------    -----------
          Net cash provided by financing activities          66,500        466,500      1,884,710
                                                        -----------    -----------    -----------

          Net change in cash                               (285,047)       161,387             48

Cash, beginning of period                                   285,095          5,442           --
                                                        -----------    -----------    -----------

Cash, end of period                                     $        48    $   166,829    $        48
                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes                                       $      --      $      --      $      --
                                                        ===========    ===========    ===========
     Interest                                           $      --      $      --      $      --
                                                        ===========    ===========    ===========
Non-cash investing and financing activities:
  Common stock issued to extinguish convertible
     debt and accrued interest (Note 4)                 $   506,519    $      --      $   506,519
                                                        ===========    ===========    ===========
  Common stock issued to acquire Advanced
     Cyber Security, Inc                                $      --      $      --      $   181,737
                                                        ===========    ===========    ===========
  Common stock issued in Manakoa/SLX
     Stock Purchase Agreement                           $      --      $      --      $    (2,036)
                                                        ===========    ===========    ===========
  Common stock issued in Manakoa/EIDT
     Stock Purchase Agreement                           $      --      $      --      $  (401,215)
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

During the three months ended March 31, 2005, the Company issued warrants to the debt holders to purchase 1,085,000 shares of the Company's common stock. The warrants carry an exercise price of $1.10 per share and expire on September 30, 2005. The Company valued the options in accordance with SFAS 123. The fair value of the warrants was calculated at $.019 per share and totaled $20,615, which was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the three months ended March 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Risk-free interest rate                           2.50%
     Dividend yield                                    0.00%
     Volatility factor                               53.473%
     Weighted average expected life                 180 days

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

Other notes payable

The Company's remaining promissory notes payable consist of the following at March 31, 2005:

Note payable to an individual issued on June 30, 2004,
     matures June 30, 2005, convertible to the Company's
     common stock at a rate of $50 per share, 10%
     annual interest rate .................................. $         250,000
Note payable to an individual issued on November 15, 2004,
     payable on demand after February 15, 2005, 10% annual
     interest rate, unsecured ..............................           150,000
Note payable to an individual issued on December 3, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured ..............................           300,000
Note payable to an individual issued on December 30, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured ..............................            25,000
                                                            ------------------
                                                             $         725,000
                                                            ====================

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

Options granted to non-employees, accounted for under the fair value method

During January and March 2005, the Company granted two consultants options to purchase an aggregate of 120,000 shares of the Company's common stock. 100,000 options carry an exercise price of $.66 per share and the remaining 20,000 options carry an exercise price of $.01 per share. The options vest as follows:

       Number of
        Options                         Vesting Date
    ----------------              --------------------------
           25,000                 Date of grant
           20,000                 September 15, 2005
           75,000                 Ratably over 36 months
    ----------------
          120,000
    ================

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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


     Risk-free interest rate                            2.50%
     Dividend yield                                     0.00%
     Volatility factor                                53.473%
     Weighted average expected life                   3 years

Options granted to employees, accounted for under the intrinsic value method

During March 2005, the Company granted its employees options to purchase an aggregate of 80,000 shares of the Company's common stock. 30,000 options carry an exercise price of $.66 per share and the remaining 50,000 options carry an exercise price of $.01 per share. The options vest as follows:

       Number of
        Options                         Vesting Date
    ----------------              --------------------------
           15,000                 April 1, 2005
           30,000                 April 18, 2005
           15,000                 July 1, 2005
           20,000                 September 5, 2005
    ----------------
           80,000
    ================

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

                                                          Three Months Ended
                                                                March 31,
                                                   ----------------------------
                                                           2005          2004
                                                   ---------------    ---------
Net loss, as reported                              $    (1,191,205)   $(356,099)
                                                   ===============    =========
Stock-based employee compensation, as reported     $          --      $    --
                                                   ===============    =========
Stock-based employee compensation, fair value      $          --      $    --
                                                   ===============    =========
Pro forma net loss                                 $    (1,191,205)   $(356,099)
                                                   ===============    =========
Basic and diluted net loss per common
   share, as reported                              $         (0.03)   $   (0.01)
                                                   ===============    =========
Pro forma basic and diluted net loss
   per common share                                $         (0.03)   $   (0.01)
                                                   ===============    =========

The fair value of the employee stock options totaled $41,550 (as compared to $34,300 under the intrinsic value method). However, because none of the options had vested as of March 31, 2005, no stock-based compensation was recorded for the three months ended March 31, 2005.

The following schedule summarizes the changes in the Company's stock awards:




                                    Awards Outstanding and
                                        Exercisable
                                  -------------------------- Weighted Average  Weighted Average
                                    Number of Exercise Price  Exercise Price       Remaining
                                     Shares      Per Share      Per Share      Contractual Life
                                  ----------    ------------  --------------   ----------------
Balance at January 1, 2005         6,058,000    $.01 to $1.10      $    0.43       2.75 years
   Awards granted                  1,400,000    $.01 to $1.10      $    1.00       2.27 years
   Awards exercised                 (275,000)   $.01 to $.06       $    0.03          N/A
   Awards cancelled/expired         (350,000)   $.01 to $.66       $    0.47          N/A
                                 ------------                  --------------   ----------------
Balance at March 31, 2005          6,833,000    $01 to $1.10       $    0.57        235 years
                                 ===========

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

Note 7:  Shareholder dispute

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

Settlement negotiations have been proceeding amicably. The only loss anticipated would involve attorney fees, none of which have been incurred to date.

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

Note: As of this amendment and subsequent 8K filing dated July 13, 2005, Manakoa Services Corporation and Batelle Corporation have bi-laterally terminated the agreement disclosed in the 8K filing dated September 7, 2004.

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

Manakoa Services Corporation



By: /s/ G. Robert Williams                             July 14, 2005
    -----------------------------                    -----------------
Name:   G. Robert Williams                                  (Date)
Title:  Chief Executive Officer