Form 10QSB
period 2005-06-30
MANAKOA SERVICES CORP
filed 2005-08-15
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Quarter Ending June 30, 2005


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending June 30, 2005, there were 38,803,993 isued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS
                         ------------------------------
                                                                           Page
PART I. FINANCIAL INFORMATION

   PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS
      BALANCE SHEET ...........................................................3
      STATEMENTS OF OPERATIONS.................................................4
      STOCKHOLDER'S EQUITY ....................................................5
      STATEMENTS OF CASH FLOWS.................................................6
      NOTES TO AUDITED FINANCIAL STATEMENTS ...................................7


   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION ..............................................13
      PLAN OF OPERATION ......................................................13
      OFF-BALANCE SHEET ARRANGEMENTS .........................................14
      CONTROLS AND PROCEDURES ................................................16

PART II. OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS ..................................................17
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........17
  Item 3. DEFAULTS UPON SENIOR SECURITIES ....................................17
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................17
  Item 5. OTHER INFORMATION ..................................................17
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................17


SIGNATURES ...................................................................18

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS


                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                  June 30, 2005

                                     Assets
Cash                                                                $     7,617
Accounts receivable                                                       6,506
Prepaid expenses:
    Prepaid consulting services (Note 5)                                 67,708
    Prepaid expenses                                                     19,208
Property and equipment, net of accumulated depreciation
    of $85,948                                                           28,745
Other assets                                                                593
                                                                    -----------
            Total Assets                                            $   130,377
                                                                    ===========

                     Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable:
        Related party (Note 2)                                      $    59,366
        Other                                                           649,374
    Notes payable:
        Related party (Note 2)                                          185,000
        Other (Note 4)                                                  825,000
    Accrued interest payable:
        Related party (Note 2)                                           22,734
        Convertible notes (Note 4)                                        3,730
        Other (Note 4)                                                   37,901
        Indebtedness to related parties (Note 2)                        221,029
        Accrued employee compensation                                   500,000
        Other accrued liabilities                                       264,709
                                                                    -----------
            Total current liabilities                                 2,768,843
                                                                    -----------

Commitments and contingencies (Note 6)                                     --

Shareholders' deficit (Notes 4 and 5):
    Preferred stock, $.001 par value; 25,000,000 shares
        authorized, -0- shares issued and outstanding                      --
    Common stock, $.001 par value; 200,000,000 shares
        authorized, 38,803,993 shares issued and outstanding             38,804
    Additional paid-in capital                                        5,611,717
    Deficit accumulated during the development stage                 (8,288,987)
                                                                    -----------
            Total shareholders' deficit                              (2,638,466)
                                                                    -----------

                                                                    $   130,377
                                                                    ===========

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                   November 21,
                                                                                                                      2001
                                                  For the Three Months Ended        For the Six Months Ended      (Inception)
                                                             June 30,                        June 30,                Through
                                                 ----------------------------    ----------------------------        June 30,
                                                         2005            2004            2005            2004          2005
                                                 ------------    ------------    ------------    ------------    ------------
Service revenue                                  $      7,450    $       --             7,450    $       --      $     97,075
                                                 ------------    ------------    ------------    ------------    ------------
Operating expenses:
    Cost of services                                     --              --              --              --            83,775
    Stock-based compensation (Note 5):
        Software research and development                --            67,500            --            67,500         547,500
        Consulting, related parties                      --              --              --              --           700,000
        Consulting, other                             148,891          59,833         391,266          59,833         906,808
        Investor relations                               --            75,000          15,000          75,000         304,000
        Common stock options/warrants                  43,957            --            54,311            --           580,361
    Rent and utilities, related party (Note 2)         16,136            --            31,317            --           107,844
    Research and development                          123,188            --           215,142          56,666       1,561,398
    Impairment of license rights (Note 6)             126,137            --           126,137            --           126,137
    General and administrative costs                  445,686         438,575         931,050         726,397       2,227,225
                                                 ------------    ------------    ------------    ------------    ------------
            Total operating expenses                  903,995         640,908       1,764,223         985,396       7,145,048
                                                 ------------    ------------    ------------    ------------    ------------
            Loss from operations                     (896,545)       (640,908)     (1,756,773)       (985,396)     (7,047,973)

Interest expense:
    Debt issue costs (Note 4)                        (258,750)           --          (517,500)           --        (1,035,000)
    Related party (Note 2)                             (3,700)         (1,750)         (7,400)         (3,750)        (21,900)
    Beneficial conversion (Note 4)                       --              --           (24,100)           --           (24,100)
    Other                                             (24,814)        (16,529)        (69,241)        (26,140)       (160,014)
                                                 ------------    ------------    ------------    ------------    ------------
            Total interest expense                   (287,264)        (18,279)       (618,241)        (29,890)     (1,241,014)
                                                 ------------    ------------    ------------    ------------    ------------
            Loss before income taxes               (1,183,809)       (659,187)     (2,375,014)     (1,015,286)     (8,288,987)

Income tax provision (Note 3)                            --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

            Net loss                             $ (1,183,809)   $   (659,187)     (2,375,014)   $ (1,015,286)   $ (8,288,987)
                                                 ============    ============    ============    ============    ============


Basic and diluted loss per share                 $      (0.03)   $      (0.02)          (0.07)   $      (0.04)
                                                 ============    ============    ============    ============

Weighted average common shares outstanding         36,447,530      28,900,450      35,375,560      28,377,116
                                                 ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
      Condensed Consolidated Statement of Changes in Shareholders' Deficit
                                   (Unaudited)


                                                                                                  Deficit
                                                                                                Accumulated
                                                              Common Stock         Additional    During the
                                                     -------------------------       Paid-In    Development
                                                          Shares     Par Value       Capital        Stage          Total
                                                     -----------   -----------   -----------   -----------    -----------
Balance, January 1, 2005                              34,511,513   $    34,512   $ 4,350,734   $(5,913,973)   $(1,528,727)

January 2005, exercised common
    stock warrants                                       125,000           125         7,375          --            7,500
February 2005, exercised common
    stock options                                        150,000           150         1,350          --            1,500
February 2005, beneficial conversion
    related to convertible promissory
    notes (Note 4)                                          --            --          24,100          --           24,100
March to June 2005, common stock
    issued to extinguish convertible debt
    and accrued interest (Note 4)                      2,456,230         2,456     1,155,484          --        1,157,940
March 2005, common stock issued in
    exchange for services (Note 5)                        11,250            11         8,989          --            9,000
May 2005, exercised common stock
    options                                               50,000            50           450          --              500
January to June 2005, vested
    common stock options (Note 5)                           --            --          49,735          --           49,735
June 2005, exercised common stock
    warrants (Note 5)                                  1,500,000         1,500        13,500          --           15,000
Common stock options cancelled and
   expired                                                  --            --            --            --             --
Net loss                                                    --            --            --      (2,375,014)    (2,375,014)
                                                     -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2005                                38,803,993   $    38,804   $ 5,611,717   $(8,288,987)   $(2,638,466)
                                                     ===========   ===========   ===========   ===========    ===========

See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    November 21,
                                                                                        2001
                                                       For the Six Months Ended     (Inception)
                                                                 June 30,             Through
                                                      --------------------------      June 30,
                                                          2005           2004           2005
                                                      -----------    -----------    -----------
            Net cash used in
              operating activities                    $  (435,745)   $  (648,667)   $(1,948,535)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
Property and equipment purchases                           (8,733)        (5,344)       (33,855)
Cash acquired in EIDT merger                                 --             --            4,797
                                                      -----------    -----------    -----------
            Net cash used in
               investing activities                        (8,733)        (5,344)       (29,058)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
Proceeds from issuance of convertible debt (Note 4)        57,500        941,090        915,000
Principal payments on promissory note
    owed to an officer (Note 2)                              --          (25,000)       (15,000)
Proceeds from issuance of promissory notes                100,000           --          825,000
Proceeds from exercised common stock awards                 9,500           --            9,500
Proceeds from sale of common stock                           --              610        250,710
                                                      -----------    -----------    -----------
            Net cash provided by
              financing activities                        167,000        916,700      1,985,210
                                                      -----------    -----------    -----------

            Net change in cash                           (277,478)       262,689          7,617

Cash, beginning of period                                 285,095          5,442           --
                                                      -----------    -----------    -----------

Cash, end of period                                   $     7,617    $   268,131    $     7,617
                                                      ===========    ===========    ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
            Income taxes                              $      --      $      --      $      --
                                                      ===========    ===========    ===========
            Interest                                  $      --      $      --      $      --
                                                      ===========    ===========    ===========
Non-cash investing and financing activities:
    Common stock issued to extinguish convertible
        debt and accrued interest (Note 4)            $ 1,157,940    $      --      $ 1,157,940
                                                      ===========    ===========    ===========
    Common stock warrants exercised in exchange for
        accrued interest payable (Note 5)             $    15,000    $      --      $    15,000
                                                      ===========    ===========    ===========
    Common stock issued to acquire Advanced
        Cyber Security, Inc.                          $      --      $      --      $   181,737
                                                      ===========    ===========    ===========
    Common stock issued in Manakoa/SLX
        Stock Purchase Agreement                      $      --      $      --      $    (2,036)
                                                      ===========    ===========    ===========
    Common stock issued in Manakoa/EIDT
        Stock Purchase Agreement                      $      --      $      --      $  (401,215)
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

Note 2:  Related party transactions

At June 30, 2005, the Company owed a director and an affiliate $53,000 and $6,366, respectively, for services performed on behalf of the Company. This balance is included in the accompanying condensed consolidated financial statements as "Accounts payable, related party".

As of June 30, 2005, the Company owed its officers and employees a total of $221,029 for working capital advances and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash, stock or a combination thereof. The obligations are included in the accompanying condensed consolidated financial statements as "Indebtedness to related parties".

During 2003, the Company issued an officer a $200,000 promissory note for accrued salaries. During 2004, the Company repaid $15,000 against the note. At June 30, 2005, the principal balance and accrued interest payable on the promissory note totaled $185,000 and $22,734, respectively.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. ("ABI"), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain utilities and administrative expenses utilized by both parties. During the six months ended June 30, 2005, the Company incurred rent and administrative expenses totaling $31,317.

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

During the three months ended March 31, 2005, the Company issued warrants to the debt holders to purchase 1,085,000 shares of the Company's common stock. The warrants carry an exercise price of $1.10 per share and expire on September 30, 2005. The Company valued the options in accordance with SFAS 123. The fair value of the warrants was calculated at $.019 per share and totaled $20,615, which was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the six months ended June 30, 2005.

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

During the six months ended June 30, 2005, the Company issued 2,456,230 shares of its common stock to extinguish all of the convertible promissory notes, totaling $1,055,000, (including all $310,000 convertible at $.40 per share and $745,000 convertible at $.50 per share) and $102,940 in related accrued interest.

As of June 30, 2005, the Company's outstanding convertible promissory notes totaled $-0- and accrued interest payable on the notes totaled $3,730.

As of June 30, 2005, warrants remained to purchase 1,200,000 shares of the Company's common stock at a price of $1.10 per share. 1,085,000 warrants expire on September 30, 2005 and the remaining 115,000 expire in February 2006.

Other notes payable

The Company's remaining promissory notes payable consist of the following at June 30, 2005:

Note payable to an individual issued on June 30, 2004,
     matures June 30, 2005, convertible to the Company's
     common stock at a rate of $50 per share, 10%
     annual interest rate                                        $     250,000
Note payable to an individual issued on November 15, 2004,
     payable on demand after February 15, 2005, 10% annual
     interest rate, unsecured                                          150,000
Note payable to an individual issued on December 3, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured                                          300,000
Note payable to an individual issued on April 13, 2005,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured                                          100,000
Note payable to an individual issued on December 30, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured                                           25,000
                                                                 -------------
                                                                 $     825,000
                                                                 =============

Accrued interest payable on the above notes totaled $37,901 at June 30, 2005.

The Company issued the $250,000 note holder warrants to purchase 1,500,000 shares of common stock as a loan origination fee. The exercise price on the warrants was $.01 per share and the warrants were to expire on July 1, 2005. The warrants were issued below the quoted market price ($.70 per share) of the common stock on the grant date. Accordingly, the Company determined the fair value of the warrants in accordance with SFAS 123 and capitalized debt issue costs of $1,035,000 at July 1, 2004. The debt issue costs are amortized to interest expense over the term of the loan (one year). As of June 30, 2005, all $1,035,000 was amortized to interest expense. On June 30, 2005, the note holder exercised the warrants. Accrued interest expense on the promissory note was reduced by $15,000 as payment to exercise the warrants.

Note 5:  Shareholders' deficit

Common stock

During March 2005, the Company issued 11,250 shares of its common stock in exchange for business consulting services. The transaction was recorded based on the fair value of the services provided, or $.80 per share. Stock-based compensation expense of $9,000 has been recognized in the accompanying condensed consolidated financial statements.

During the year ended December 31, 2004, the Company issued 2,185,000 shares of its common stock in exchange for research and development, investor relations and business consulting service contracts. The transactions were valued at the quoted market price of the common stock on the transaction date and totaled $1,191,000. Through June 30, 2005, $1,123,292 had been charged to stock-based compensation and $67,708 remained as prepaid consulting services.

Options granted to non-employees, accounted for under the fair value method

During January and March 2005, the Company granted two consultants options to purchase an aggregate of 120,000 shares of the Company's common stock. 100,000 options carry an exercise price of $.66 per share and the remaining 20,000 options carry an exercise price of $.01 per share. The options vest as follows:

        Number of
         Options                         Vesting Date
     ----------------              --------------------------
            25,000                 Date of grant
            20,000                 September 15, 2005
            75,000                 Ratably over 36 months
     ----------------
           120,000
     ================

All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.70 and $.80 per share. The Company valued the options in accordance with SFAS 123. The fair value of the options ranged between $.355 and $.691 per share and totaled $49,320, of which $20,635 had vested and was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the six months ended June 30, 2005.

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
        Weighted average expected life                 3 years

Options granted to employees, accounted for under the intrinsic value method

During March 2005, the Company granted its employees options to purchase an aggregate of 80,000 shares of the Company's common stock. 30,000 options carry an exercise price of $.66 per share and the remaining 50,000 options carry an exercise price of $.01 per share. The options vest as follows:

        Number of
         Options                          Vesting Date
     ----------------              ----------------------------
              15,000               April 1, 2005
              30,000               April 18, 2005
              15,000               July 1, 2005
              20,000               September 5, 2005
     ----------------
              80,000
     ================

All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.63 and $.70 per share. All of the options were granted at an exercise price below the quoted market price on the date of grant, which resulted in total stock-based compensation of $34,300, of which $29,100 had vested and was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the six months ended June 30, 2005.

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


                                                         Six Months Ended
                                                              June 30
                                                 -----------------------------
                                                          2005          2004
                                                 --------------- -------------
Net loss, as reported                            $    (2,375,014) $ (1,015,286)
                                                 =============== =============
Stock-based employee compensation, as reported   $        29,100  $       --
                                                 =============== =============
Stock-based employee compensation, fair value    $        85,077  $       --
                                                 =============== =============
Pro forma net loss                               $    (2,430,991) $  1,015,286)
                                                 =============== =============
Basic and diluted net loss per common
   share, as reported                            $         (0.07) $      (0.04)
                                                 =============== =============
Pro forma basic and diluted net loss
   per common share                              $         (0.07) $      (0.04)
                                                 =============== =============

The following schedule summarizes the changes in the Company's stock awards:


                              Awards Outstanding and Exercisable
                              ---------------------------------- Weighted Average    Weighted Average
                                Number of      Exercise Price     Exercise Price        Remaining
                                 Shares          Per Share         Per Share         Contractual Life
                              ------------       ---------------   ---------------   ----------------
Balance at January 1, 2005       6,058,000        $.01 to $1.10     $       0.43       2.5 years

   Awards granted                1,400,000        $.01 to $1.10     $       1.00       2 years

   Awards exercised             (1,825,000)       $.01 to $.06      $       0.01          N/A

   Awards cancelled/expired       (350,000)       $.01 to $.66      $       0.47          N/A
                                                                   ---------------

Balance at June 30, 2005         5,283,000        $.01 to $1.10     $       0.48       2.15 years
                              ============

Note 6:  License rights and impairment

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

During the three months ended June 30, 2005, the Company completed a review of the license technology and determined that the carrying amount of the license rights were not recoverable. As a result of this review, the Company recorded an asset impairment charge of $126,137 during the three months ended June 30, 2005 for the write-off of the carrying value of the license rights.

Note 7:  Shareholder dispute

A dispute has arisen between the Company and three of its principal shareholders, Apogee Biometrics, Inc., Mr. James Katzaroff, and Mr. G. Robert Williams, on the one hand, and on the other, another principal shareholder, Founders Group, Inc. The dispute pertains to services to be provided by Founders Group, Inc. and its principal Michael Sandoval, and the Company's issuance of shares to Founders Group, Inc. Management believes that the Company's exposure to a loss is remote.

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

PLAN OF OPERATION

The Company's operations during this quarter consisted of (i) Continued research, design and product development (ii) capital raising activities (iii) product announcements and releases, (iv) signing of first channel partner, (v) signing of a new public relations company (vi) renegotiations of exiistng Advanced Cyber Security, Inc. agreement (vii) negotiation and acquisition of Vigilant Network Technologies, Inc.(VNTI) through UTEK Corporation.

Manakoa Services Corporation began its sequential product announcement and release of stand alone components of its Manakoa ComplianceSuite(TM). At the Microsoft Management Summit held April 15-18 in Las Vegas, Manakoa was one of only four organizations selected to speak and serve in a sponsorship role at the special Criss Cross event. During this tradeshow attended by several thousand IT professionals, the Company announced the upcoming availability in the third quarter of the Manakoa Compliance Services software and the Compliance Auditing Management Packs (CAMP) for Sarbanes Oxley, Healthcare Insurance Portability and Accountability Act, Gramm Leach Bliley Act and Federal Information Security Management Act. In early June, it was announced that the Manakoa System Controls Management Pack (SCMP) software package for Microsoft Operations Management 2005 became available. The package was added to the on-line Microsoft Management Pack and Product Connector Catalog. Manakoa has generated interest with sales both domestic and internationally with an order from a Russian company. In subsequent events since the end of the quarter, Manakoa announced the availability in August of the Manakoa Compliance Services at the July 8-10 Microsoft Worldwide Partners Conference. At that conference, Manakoa was singled out during the CEO's keynote address by Microsoft Vice President for the Security and Technology Unit Mike Nash as doing a "great job" before 6500 attending partners, analysts and members of the media. The Company also announced a contract with its first channel partner Interlink, a Microsoft Gold Certified partner providing managed services in the western United States.

In late June the Company entered into an agreement, and contracted in July, with Waggener Edstrom for public relations services. Clients of Waggener Edstrom include Microsoft, AMD, MasterCard, T-Mobile, GE, Genentech, Philips, Texas Instruments, and Kyocera. Along with its strategic relationship with the QuanStar Group and the Investor Relations Group, the Company believes its new relationship with Waggener Edstrom will serve to promote the Company's visibility and position as a thought leader in the field of enterprise risk management.

Manakoa acquired Vigilant Network Technologies, Inc. (VNTI) through UTEK Corporation. VNTI was created as an instrument to transfer technology from the University of California's managed Los Alamos National Laboratory. Under the agreement, VNTI as a wholly owed subsidiary of Manakoa Services Corporation was granted exclusive world wide rights to commercialize, enhance and market technology that rapidly maps large networks, examines ports for abnormal behavior and quarantines systems or sub-networks that are behaving out of defined normal range. The purpose of the technology is to identify the possible existence of viruses, worms or other malware and curtail their spread. The technology is currently in use at the Los Alamos National Laboratories. The terms of the agreement was disclosed in an 8K filing dated July 7, 2005.

Manakoa renegotiated its professional services contract with Battelle Corporation under which the Pacific Northwest National Laboratories would perform an expanded set of functions including verification of Manakoa technology. The two organizations have subsequently given notice of termination.
Note: As of this amendment and subsequent 8K filing dated July 13, 2005, Manakoa Services Corporation and Batelle Corporation have bi-laterally terminated the agreement disclosed in the 8K filing dated September 7, 2004.

Manakoa remains cautiously optimistic about the viability of Company. Despite gains in product and marketing efforts, the Company remains under capitalized. There remain other risks that are defined elsewhere in the company's 12/31/04 10K-SB disclosure statement.

OFF-BALANCE SHEET ARRANGEMENTS

The Company generated modest first-time revenue during the period covered by this Report. Net Losses for the quarter ending June 30, 2005 of $1,183,809 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At June 30, 2005, the company had total assets of $130,377 and total current liabilities of $2,768,843. The Company had $7,617 in cash at June 30, 2005 and no off-balance sheet arrangements to report.

The Company expects to continue to incur losses at least through fiscal year 2005, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Cash requirements

The Company will need to raise additional funds in the next twelve months to satisfy its cash requirements. The Company is currently seeking to raise $2 million in a private placement of securities. The Company anticipates,based on currently proposed plans and assumptions relating to its operations, that this financing, or other sources of additional funding, will be essential for the Company to satisfy its cash requirements for more than approximately eighteen months. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to obtain financing sooner than anticipated, seek further additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness.

The Company envisions a requirement of one round of funding. Initially, it is expected that the Company will raise $2.0 million in a private placement in order to accelerate the development and market entry for its compliance solutions and provide general administrative expenses. The Company currently has no commitments or understandings for these or any other additional financings and there can be no assurance that any additional financing will be available to the Company.

MANAKOA Use of Proceeds                  $2m Round
----------------------------------------------------
Administrative/Funding Costs              $250,000
----------------------------------------------------
Product Development                       $800,000
----------------------------------------------------
Market Validation and Use Cases           $225,000
----------------------------------------------------
Expand Facilities and Infrastructure      $250,000
----------------------------------------------------
Market Development and Demand Creation    $275,000
----------------------------------------------------
Working Capital                           $200,000
----------------------------------------------------

Summary of product research and development

Manakoa is attempting to position itself to enter the security, risk management and regulatory compliance marketplace and is working to develop a software platform that can greatly reduce consulting hours and time-to-compliance through sustainable, repeatable technology. The Company is involved in research, design and product prototyping.

Product Overview

Manakoa  is  developing  an  ERP  level  enterprise  risk  management   software
environment that called the Manakoa ComplianceSuite(TM) is being developed to meet the vertical security and risk management requirements of organizations complying with regulations stemming from the Gramm Leach Bliley Act (GLBA), Health Insurance Portability Accountability Act (HIPAA), Sarbanes Oxley Act, USA Patriot Act, and Federal Informational Security Management Act (FISMA). The Company anticipates expanding its support to other U.S. regulations plus international regulatory requirements. The market sectors that are most significantly targeted are public corporations, health care, insurance, financial services and federal contractors. The Company intends to focus its sales efforts through channel partners that are envisioned to include trade and professional associations, accounting and legal firms, security consultants and system integrators, as well as non profit associations. The Company is introducing stand alone components of the Manakoa ComplianceSuite(TM) as separate products that serve as building block for the entire enterprise risk management "ecosystem." The company is in the process of re-branding its products and therefore the names appearing herein do not precisely match those discussed in earlier filings.

The Company made a strategic decision to make its product available as standalone components and as an integrated suite once all elements are ready for market. By launchings "slices" of the integrated suite, Manakoa is able to go to market with a sequential set of products that provide a foundation for enterprise risk management. Manakoa products that are either shipping or announced for release in the near term include:

Manakoa KnowledgeBase(TM) - an Internet based subscription research engine for regulatory compliance

Manakoa  System  Control  Management  Pack  (SCMP)  -  an  add-on  to  Microsoft
Operations Manager, this software package provides auditing and reporting services on security and related controls of interest for regulatory compliance assessment

Manakoa Compliance Services - in early beta, this program is an assessment and mitigation tool that permits organizations to address the level of compliance that exists for key IT assets

Compliance Auditing Management Packs (CAMP) - an add-on product for Manakoa Compliance Services and Microsoft Operations Manager, these management packs will provide auditing capability for specific regulations such as Sarbanes Oxley, GLBA, HIPAA, and FISMA

The Company has curtailed its efforts in the development of the Cyber Attack Simulator Trainer pending further technical and legal relative to the now terminated agreement with Battelle Corporation.

The Company is in the planning phase for the commercialization of its recently acquired Vigilant Network Technologies, Inc and the related licensed technology from the Los Alamos National Laboratory.

Expected purchase or sale of significant plant & equipment

The Company foresees no expected purchase or sale of plant or related facilities at this time.

Expected significant changes in the number of employees

The Company had 11 full-time employees, 8 consultants, and 2 contractors at end of Q2 2005. Our employees are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL  PROCEEDINGS.

The have been no substantive changes since the previous quarter.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.
None.

Agreements:

Manakoa acquired Vigilant Network Technologies, Inc. (VNTI) through UTEK Corporation. VNTI was created as an instrument to transfer technology from the University of California's managed Los Alamos National Laboratory. Under the agreement, VNTI as a wholly owed subsidiary of Manakoa Services Corporation was granted exclusive world wide rights to commercialize, enhance and market technology that rapidly maps large networks, examines ports for abnormal behavior and quarantines systems or sub-networks that are behaving out of defined normal range. The purpose of the technology is to identify the possible existence of viruses, worms or other malware and curtail their spread. The technology is currently in use at the Los Alamos National Laboratories. The terms of the agreement was disclosed in an 8K filing dated July 7, 2005.


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

     (1) Incorporated by reference, Form 8-K/A filed with the Commission on April 8, 2005.

     (2) Incorporated by reference, Form 8-K/A filed with the Commission on April 15, 2005.

     (3) Incorporated by reference, Form 8-K/A filed with the Commission on April 18, 2005.

     (4) Incorporated by reference, Form 8-K filed with the Commission on April 21, 2005.

     (5) Incorporated by reference, Form 8-K filed with the Commission on May 17, 2005.

     (6) Incorporated by reference, Form 8-K filed with the Commission on June 2, 2005.

     (7) Incorporated by reference, Form 8-K filed with the Commission on June 14, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation



By: /s/ G. Robert Williams                             August 15, 2005
    -----------------------------                    -----------------
Name:   G. Robert Williams                                  (Date)
Title:  Chief Executive Officer