Form 10QSB/A
period 2005-06-30
MANAKOA SERVICES CORP
filed 2005-10-04
CIK 1091967

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


   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION ..............................................13
      PLAN OF OPERATION ......................................................13
      OFF-BALANCE SHEET ARRANGEMENTS .........................................15
      CONTROLS AND PROCEDURES ................................................17

PART II. OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS ..................................................19
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........19
  Item 3. DEFAULTS UPON SENIOR SECURITIES ....................................19
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................19
  Item 5. OTHER INFORMATION ..................................................19
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................19


SIGNATURES ...................................................................20

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

   Awards granted                1,400,000        $.01 to $1.10     $       1.00       2 years

   Awards exercised             (1,825,000)       $.01 to $.06      $       0.01          N/A

   Awards cancelled/expired       (350,000)       $.01 to $.66      $       0.47          N/A
                                                                   ---------------

Balance at June 30, 2005         5,283,000        $.01 to $1.10     $       0.48       2.15 years
                              ============

Note 6:  License rights and impairment


Advanced Cyber Security, Inc. ("ACSI"), the Company's wholly-owned subsidiary, acquired license rights to a prototype program for systems administrator simulation training (SAST) from Battelle Memorial Institute (the "Licensor") in August 2004. The program purportedly provided rapid evaluation of the cyber security experience of system administrators to identify, circumvent or recover from hacker activity. Manakoa management subsequently concluded that material deficiencies existed in the purported functionality of the licensed matter. These discrepancies were documented by Manakoa and set forth Battelle officials without satisfactory resolution. As stated in the 8K filing dated July 13, 2005, Manakoa Services Corporation and Battelle Corporation have bi-laterally terminated the agreement disclosed in the 8K filing dated September 7, 2004. Manakoa has been in discussions the Pacific Northwest National Laboratory managed by the Battelle Corporation regarding the technological viability of licensed technology beginning in the fourth quarter of 2004. Despite documented concerns from Manakoa management, roadmap discussions with PNNL lab officials continued from December 2004 through April 2005. Manakoa internal analysis of the licensed technology continued through the second quarter of 2005 including investigations on adopting the Cyber Attack Simulator Trainer in its conceptual form and bundling off-the-shelf alternatives technologies. The Company still believes in the concept but concluded that the actual source material that was licensed from Battelle lacked commercial value. Officials at the national laboratory were apprised of the issues and they agreed to renegotiate the contract. Manakoa renegotiated its professional services contract with Battelle Corporation under which the Pacific Northwest National Laboratories would perform an expanded set of functions including review and verification of Manakoa technology. Requests for support under this amended agreement occurred in the second quarter. Telephone and e-mail exchanges regarding non-performance occurred in the May to June timeframe. The two organizations have subsequently given notice of termination.


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


As stated in the 8K filing dated July 13, 2005, Manakoa Services Corporation and Battelle Corporation have bi-laterally terminated the agreement disclosed in the 8K filing dated September 7, 2004. Manakoa has been in discussions the Pacific Northwest National Laboratory managed by the Battelle Corporation regarding the technological viability of licensed technology beginning in the fourth quarter of 2004. Despite documents concerns from Manakoa management, roadmap discussions with PNNL lab officials continued from December 2004 through April 2005. Manakoa internal analysis of the licensed technology continued through the second quarter of 2005 including investigations on adopting the Cyber Attack Simulator Trainer in its conceptual form and bundling off-the-shelf alternatives technologies. The Company still believes in the concept but concluded that the actual source material that was licensed from Battelle lacked commercial value. Officials at the national laboratory were apprised of the issues and they agreed to renegotiate the contract. Manakoa renegotiated its professional services contract with Battelle Corporation under which the Pacific Northwest National Laboratories would perform an expanded set of functions including review and verification of Manakoa technology. Requests for support under this amended agreement occurred in the second quarter. Telephone and e-mail exchanges regarding non-performance occurred in the May to June timeframe. The two organizations have subsequently given notice of termination.

Manakoa anticipates a rights offering to its' existing shareholders to raise capital. Should that not be successful, then the Company will search for a private placement investor(s).

The Company has been involved with ongoing negotiations to consummate a shares for debt settelement with the employees owed the $500,000 of accrued compensation related to 2003 services, but no agreement has been reached as of this writing.

The $242,000 in consulting expense is primarily comprised of expenses associated with our work with The Quanstar Group: hired to assist the Company with developing strategic partnerships, executing its growth and operational plans and expanding its sales channels; Investor Relations Group: specializes in support growth for small to mid-tier public companies; lus additional sales, marketing and business consultants.

The general and administrative costs are comprised of professional services (legal: corporate, SEC and patent; accounting, filing fees, registration fees, etc.), marketing expenses associated to product launches, payroll, payroll taxes, employee benefits, travel & expenses, corporate office rent, interest payments, etc. These costs are consistent with the evolution of the company and should not be stringently compared to same quarter of 2004; which was the company's early start-up phase.

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

MANAKOA Use of Proceeds                  $2m Round
-----------------------------------------------------
Administrative/Funding Costs              $250,000
-----------------------------------------------------
Product Development                       $800,000
-----------------------------------------------------
Market Validation and Use Cases           $225,000
- ----------------------------------------------------
Expand Facilities and Infrastructure      $250,000
-----------------------------------------------------
Market Development and Demand Creation    $275,000
- ----------------------------------------------------
Working Capital                           $200,000
-----------------------------------------------------

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

Manakoa Services Corporation




By: /s/ G. Robert Williams                             October 4, 2005
    -----------------------------                    -----------------
Name:   G. Robert Williams                                  (Date)
Title:  Chief Executive Officer