Form 10QSB
period 2005-09-30
MANAKOA SERVICES CORP
filed 2005-11-22
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Quarter Ending September 30, 2005


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending September 30, 2005, there were 44,403,683 isued and outstanding shares of the registrant's common stock.

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


   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION ..............................................15
      PLAN OF OPERATION ......................................................16
      OFF-BALANCE SHEET ARRANGEMENTS .........................................17
      CONTROLS AND PROCEDURES ................................................20

PART II. OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS ..................................................20
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........20
  Item 3. DEFAULTS UPON SENIOR SECURITIES ....................................20
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................20
  Item 5. OTHER INFORMATION ..................................................20
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................21


SIGNATURES ...................................................................22

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS


                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                               September 30, 2005

                                     Assets
Cash.                                                              $        808
Accounts receivable                                                      10,268
Prepaid expenses:
   Prepaid consulting services (Note 5)                                  14,000
   Prepaid expenses                                                       9,604
Property and equipment, net of accumulated depreciation
   of $85,948                                                            27,399
Deferred costs (Note 2)                                                  50,000
Intangible assets, net (Note 2)                                         659,761
Other assets                                                                604
                                                                   ------------
                                                                   $    772,444
                                                                   ============
                      Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable:
       Related parties (Note 2)                                    $     63,596
       Other                                                            676,875
     Notes payable:
       Related party (Note 2)                                           185,000
       Other (Note 4)                                                 1,325,000
     Accrued interest payable:
       Related party (Note 2)                                            26,434
       Convertible notes (Note 4)                                         3,730
       Other (Note 4)                                                   132,389
     Indebtedness to related parties (Note 2)                           158,339
     Other accrued liabilities.                                         306,316
                                                                   ------------
            Total current liabilities                                 2,877,679
                                                                   ------------
Commitments and contingencies (Note 6)                                       --

Shareholders' deficit (Notes 4 and 5):
   Preferred stock, $.001 par value; 25,000,000 shares authorized,
    -0- shares issued and outstanding                                        --

   Common stock, $.001 par value; 200,000,000 shares authorized,
   44,264,847 shares issued and outstanding                              44,265

     Additional paid-in capital                                       6,884,501
     Deficit accumulated during the development stage                (9,034,001)
                                                                   ------------
            Total shareholders' deficit                              (2,105,235)
                                                                   ------------

                                                                   $    772,444
                                                                   ============

 See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVISES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                          For the Three Months Ended For the Nine Months Ended   Through
                                                September 30,            September 30,        September 30,
                                          ------------------------- ------------------------- -------------
                                             2005          2004         2005        2004          2005
                                          ------------------------- ----------  ------------- -------------
Service revenue                           $      19,552  $       --      27,002  $         -- $     116,627
                                          ------------- ----------- ----------- ------------- -------------
Operating expenses:
Cost of services                                     --          --          --            --        83,775
Stock-based compensation (Note 5):
Software research and development                    --      67,500          --        67,500       547,500
Consulting, related parties                          --          --          --            --       700,000
Consulting, other                                52,665      59,833     443,931        59,833       959,473
Investor relations                                   --      75,000      15,000        75,000       304,000
Common stock options/warrants                    27,185          --      81,496            --       607,546
Rent and utilities, related party (Note 2)       16,120          --      47,437            --       123,964
Research and development                        245,203          -      460,345        56,666     1,806,601
Impairment of license rights (Note 6)                --          --     126,137            --       126,137
General and administrative costs                393,048     438,575   1,324,098       726,397     2,620,273
                                          ------------- ----------- ----------- -------------  ------------

       Total operating expenses                 734,221     640,908   2,498,444       985,396     7,879,269
                                          ------------- ----------- ----------- -------------  ------------
       Loss from operations                    (714,669)   (640,908) (2,471,442)     (985,396)   (7,762,642)

Interest expense:
Debt issue costs (Note 4)                            --          --    (517,500)           --    (1,035,000)
Related party (Note 2)                           (3,700)     (1,750)    (11,100)       (3,750)      (25,600)
Beneficial conversion (Note 4)                       --          -      (24,100)           --       (24,100)
Other                                           (26,645)    (16,529)    (95,886)      (26,140)     (186,659)
                                          ------------- ----------- ----------- -------------  ------------
       Total interest expense                   (30,345)    (18,279    (648,586)      (29,890    (1,271,359)
                                          ------------- ----------- ----------- -------------  ------------
       Loss before income taxes                (745,014)   (659,187) (3,120,028)   (1,015,286)   (9,034,001)

Income tax provision (Note 3)                        --          --          --            --            --
                                          ------------- ----------- ----------- -------------  ------------
       Net loss                           $    (745,014) $ (659,187) (3,120,028) $ (1,015,286) $ (9,034,001)
                                          ============= =========== =========== ============= =============


Basic and diluted loss per share          $       (0.02) $    (0.02)     (0.08)  $      (0.04)
                                          ============= =========== =========== =============

Weighted average common shares outstanding   44,264,847  28,900,450  36,803,623    28,377,116
                                          ============= =========== =========== =============


 See accompanying notes to condensed consolidated financial statements

                    MANAKOA SERVICES CORPORATION
                         ( A Development Stage Company)
       Condensed Consolidated Statement of Changes in Shareholder's Equity
                                  (Unaudited)



                                                                                     Deficit
                                                                                   Accumulated
                                                 Common Stock        Additional     During the
                                          --------------------------  Paid-In      Development
                                             Shares      Par Value    Capital         Stage           Total
                                          ------------- ------------ ------------ -------------- -------------

Balance, January 1, 2005                     34,511,513 $     34,512 $  4,350,733  $  (5,913,973) $ (1,528,728)

January 2005, exercised common
   stock warrants                               125,000          125        7,375             --         7,500
February 2005, exercised common
   stock options                                150,000          150        1,350             --         1,500
February 2005, beneficial conversion
   related to convertible promissory
   notes (Note 4)                                    --           --       24,100             --        24,100
March to June 2005, common stock
   issued to extinguish convertible debt
   and accrued interest (Note 4)              2,456,230        2,456    1,155,484             --     1,157,940
March 2005, common stock issued in
   exchange for services (Note 5)                11,250           11        6,177             --         6,188
May 2005, exercised common stock
   options                                       50,000           50          450             --           500
June 2005, exercised common stock
   warrants (Note 5)                          1,500,000        1,500       13,500             --        15,000
July 2005, common stock issued to
   acquire Vigilant network Technologies,
   Inc. (Note 2)                              5,365,854        5,366    1,234,146             --     1,239,512
July 2005, common stock issued in
   exchange for services (Note 5)                95,000           95       30,305             --        30,400
January to September 2005, vested
   common stock options (Note 5)                     --           --       60,881             --        60,881
Net loss                                             --           --           --     (3,120,028)   (3,120,028)
                                          ------------- ------------  ----------- -------------- -------------

Balance, September 30, 2005                  44,264,847  $    44,265 $  6,884,501  $  (9,034,001) $ (2,105,235)
                                          ============= ============ ============ ============== =============


See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVICES CORPORATION
                         (A Developement Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                   November 21,
                                                                                      2001
                                                       For the Nine Months Ended  (Inception)
                                                            September 30,           Through
                                                      -------------------------- September 30,
                                                           2005         2004          2005
                                                      ------------- ------------ --------------
  Net cash used in
     operating activities                             $    (907,430) $ (648,667)  $  (2,420,220)
                                                      ------------- ------------ --------------
Cash flows from investing activities:
 Property and equipment purchases                            (8,857)      (5,344)       (33,979)
 Cash acquired in Vigilant acquisition                       465,000          --        465,000
 Cash acquired in EIDT merger                                    --           --          4,797
                                                      ------------- ------------ --------------
                   Net cash used in
                       investing activities                 456,143       (5,344)       435,818
                                                      ------------- ------------ --------------
Cash flows from financing activities:
 Proceeds from issuance of convertible debt (Note 4)         57,500      941,090        915,000
 Principal payments on promissory note
    owed to an officer (Note 2)                                  --      (25,000)       (15,000)
 Proceeds from issuance of promissory notes                 100,000           --        825,000
 Proceeds from exercised common stock awards                  9,500           --          9,500
 Proceeds from sale of common stock                              --          610        250,710
                                                      ------------- ------------ --------------
                   Net cash provided by
                       financing activities                 167,000      916,700      1,985,210
                                                      ------------- ------------ --------------
                       Net change in cash.                 (284,287)     262,689            808

Cash, beginning of period                                   285,095        5,442             --
                                                      ------------- ------------ --------------
Cash, end of period                                   $         808 $    268,131  $         808
                                                      ============= ============ ==============
Supplemental disclosure of cash flow information:
Cash paid during the period  for:

      Income taxes                                    $          --  $        --   $         --
                                                      ============= ============ ==============
      Interest                                        $          --  $        --   $         --
                                                      ============= ============ ==============
   Non-cash investing and financing activities:
    Common stock issued to extinguish convertible
       debt and accrued interest (Note 4)             $   1,157,940  $        --   $  1,157,940
                                                      ============= ============ ==============
    Common stock warrants exercised in exchange for
       accrued interest payable (Note 5)              $      15,000  $        --   $     15,000
                                                      ============= ============ ==============
    Common stock issued to acquire Vigilant
       Network Technologies, Inc. (non-cash portion)  $     774,512  $        --   $    774,512
                                                      ============= ============ ==============
    Common stock issued to acquire Advanced
       Cyber Security, Inc                            $          --  $        --   $    181,737
                                                      ============= ============ ==============
     Common stock issued in Manakoa/SLX
       Stock Purchase Agreement                       $          --  $        --   $     (2,036)
                                                      ============= ============ ==============
    Common stock issued in Manakoa/EIDT
       Stock Purchase Agreement                       $          --  $        --   $   (401,215)
                                                      ============= ============ ==============


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

Note 2:  Related party transactions

At September 30, 2005, the Company owed a director and an affiliate $49,634 and $13,962, respectively, for services performed on behalf of the Company. This balance is included in the accompanying condensed consolidated financial statements as "Accounts payable, related parties".

As of September 30, 2005, the Company owed its officers and employees a total of $158,339 for working capital advances and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash, stock or a combination thereof. The obligations are included in the accompanying condensed consolidated financial statements as "Indebtedness to related parties".

During 2003, the Company issued an officer a $200,000 promissory note for accrued salaries. During 2004, the Company repaid $15,000 against the note. At September 30, 2005, the principal balance and accrued interest payable on the promissory note totaled $185,000 and $26,434, respectively.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. ("ABI"), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain utilities and administrative expenses utilized by both parties. During the nine months ended September 30, 2005, the Company incurred rent and administrative expenses totaling $47,437.

Vigilant acquisition

On July 1, 2005, the Company closed its Agreement and Plan of Acquisition to acquire Vigilant Network Technologies, Inc. ("Vigilant") from Utek Corporation (amex: UTK) ("Utek"). Utek is a shareholder of more than 10% of the Company's issued and outstanding common stock and is considered a related party. Manakoa acquired all of the outstanding common shares of Vigilant from Utek in exchange for 5,365,854 shares of the Company's common stock. The exchange of equity interests occurred on July 1, 2005, which resulted in Vigilant becoming the Company's wholly-owned subsidiary. The results of Vigilant's operations have been included in the accompanying consolidated financial statements since that date. The Company conducted the acquisition in order to obtain the cash, rights, and customer relationships held by Vigilant.

The acquisition of Vigilant was recorded in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". SFAS 141 requires that in exchange transactions where consideration given is not in cash, measurement is based on the fair value of the consideration given or the fair value of the consideration acquired, which ever is more clearly evident and reliably measurable and also states that the quoted market price of an equity security should generally be used to estimate the fair value of an acquired entity.

On July 1, 2005, Manakoa's common stock had a quoted market value of $.33, resulting in a total value of $1,770,732. Manakoa discounted the stock at 30% due to (1) the 144 restriction on the stock, (2) the thinly traded nature of the stock, and (3) the high volatility of the stock. The discount ($531,220) reduced the value of the transaction to $1,239,512.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                               July 1, 2005

Cash                                                         $        465,000
Prepaid consulting services (Technical Assistance fee).                14,000
License issue fee                                                      50,000
Patent rights (Network Topography mapper)                             355,256
Rights to copyright c-05, 071                                          88,814
Rights to copyright c-05, 069                                          88,814
Noncontractual customer relationships                                 177,628
                                                             ----------------
Total assets acquired                                               1,239,512
                                                             ----------------
Total liabilities assumed                                                   -
                                                             ----------------
Net assets acquired                                          $      1,239,512
                                                             ================

The rights to the patent and copyrights, and the noncontractual customer relationships are amortized over an estimated useful life of 42 months using the straight-line method. Amortization commenced on July 1, 2005 and is scheduled to terminate on December 31, 2008. Amortization expense for the three months ended September 30, 2005 totaled $50,751. Estimated aggregate amortization in future years is as follows:

 Year Ended December 31,
 -----------------------
2005                    $ 101,502
2006                      203,003
2007                      203,004
2008                      203,003n
                        ==========
                        $ 710,512

On June 30, 2005, Vigilant entered into an Exclusive Patent and Copyright License Agreement with the Regents of the University of California. Vigilant paid a non-refundable License Issue Fee in the amount of $100,000 and a Technical Assistance Fee in the amount of $15,000. The license fee is non-refundable unless the Company's commercialization plan is deemed unacceptable by the University. If the plan is deemed unacceptable, the license agreement will terminate and may be converted to a non-exclusive license. If the license is converted to a non-exclusive license, the University will refund $50,000 to Vigilant. To date, no commercialization plan has been deemed acceptable or unacceptable. Any amount not used in excess of $1,000 of the Technical Assistance Fee will be refunded to Vigilant.

License rights

The Company acquired exclusive license rights to a certain Network Topology Mapper Patent and certain Network Mapper Software and Quarantine Software copyrights.

In consideration for the license, the Company agreed to the following payments:

o    $100,000 License Issue Fee, described above;
o    $15,000 Technical Assistance Fee, described above;
o    Annual license fees due and payable according to the following schedule:


   July 1, 2006        $10,000         July 1, 2014        $40,000
   July 1, 2007        $20,000         July 1, 2015        $40,000
   July 1, 2008        $30,000         July 1, 2016        $40,000
   July 1, 2009        $40,000         July 1, 2017        $40,000
   July 1, 2010        $40,000         July 1, 2018        $40,000
   July 1, 2011        $40,000         July 1, 2019        $40,000
   July 1, 2012        $40,000         July 1, 2020        $40,000
   July 1, 2013        $40,000         July 1, 2021        $40,000


In addition, royalties equal to 5% of net sales are due quarterly during the term of the agreement. The University will credit the annual license fee against any royalties earned during the same year. Moreover, if the University is involved in the sublicense within the first 12 months, the University will receive 80% of all consideration, except the first $35,000 of sublicense issue fees, for such sublicense of the licensed invention. The Company will not owe any consideration to the University for the first $35,000 of sublicense issue fees. If the University is not involved with the sublicense, the University will receive 50% of all consideration for the licensed invention.

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

During the three months ended March 31, 2005, the Company issued warrants to the debt holders to purchase 1,085,000 shares of the Company's common stock. The warrants carried an exercise price of $1.10 per share and expired on September 30, 2005. The Company valued the options in accordance with SFAS 123. The fair value of the warrants was calculated at $.019 per share and totaled $20,615, which was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2005.

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

During March and June 2005, the Company issued 2,456,230 shares of its common stock to extinguish all of the convertible promissory notes, totaling $1,055,000, (including all $310,000 convertible at $.40 per share and $745,000 convertible at $.50 per share) and $102,940 in related accrued interest.

As of September 30, 2005, the Company's outstanding convertible promissory notes totaled $-0- and accrued interest payable on the notes totaled $3,730.

As of September 30, 2005, warrants remained to purchase 115,000 shares of the Company's common stock at a price of $1.10 per share. The warrants expire in February 2006.

Other notes payable

The Company's remaining promissory notes payable consist of the following at September 30, 2005:
Note payable to an individual issued on June 30, 2004,
     matures June 30, 2005, convertible to the Company's
     common stock at a rate of $.50 per share, 10%
     annual interest rate                                           $    250,000

Note payable to an individual issued on November 15, 2004,
     payable on demand after February 15, 2005, 10% annual
     interest rate, unsecured                                            150,000

Note payable to an individual issued on December 3, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured                                            300,000

Note payable to an individual issued on April 13, 2005,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured                                            100,000

Note payable to an individual issued on December 30, 2004,
     payable on demand after June 30, 2005, 10% annual
     interest rate, unsecured                                             25,000

Note payable to an individual issued on November 25, 2003,
     payable on demand, 8% annual interest rate, unsecured               100,000

Note payable to an individual issued on November 25, 2003,
     payable on demand, 8% annual interest rate, unsecured               135,000

Note payable to an individual issued on November 25, 2003,
     payable on demand, 8% annual interest rate, unsecured               265,000
                                                                 ---------------
                                                                $      1,325,000
                                                                 ===============


Accrued interest payable on the above notes totaled $132,389 at September 30, 2005.

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

Note 5:  Shareholders' deficit

Common stock

During March 2005, the Company issued 11,250 shares of its common stock in exchange for business consulting services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.55 per share.
Stock-based compensation expense of $6,188 has been recognized in the accompanying condensed consolidated financial statements.

During July 2005, the Company issued 95,000 shares of its common stock in exchange for business consulting services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.32 per share. Stock-based compensation expense of $30,400 has been recognized in the accompanying condensed consolidated financial statements.

During the year ended December 31, 2004, the Company issued 2,185,000 shares of its common stock in exchange for research and development, investor relations and business consulting service contracts. The transactions were valued at the quoted market price of the common stock on the transaction date and totaled $1,191,000. Through September 30, 2005, all $1,191,000 had been charged to stock-based compensation and no amounts remained as prepaid consulting services.

Options granted to non-employees, accounted for under the fair value method

During January and March 2005, the Company granted two consultants options to purchase an aggregate of 120,000 shares of the Company's common stock. 100,000 options carry an exercise price of $.66 per share and the remaining 20,000 options carry an exercise price of $.01 per share. The options vest as follows:

          Number of
           Options                       Vesting Date
        -------------            ----------------------------
            25,000               Date of grant
            20,000               September 15, 2005
            75,000               Ratably over 36 months
        -------------
        -------------
           120,000
        =============


All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.70 and $.80 per share. The Company valued the options in accordance with SFAS 123. The fair value of the options ranged between $.355 and $.691 per share and totaled $49,320, of which $28,981 had vested and was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Risk-free interest rate            2.50%
Dividend Yield                     0.00%
Volatility factor                53.473%
Weighed average expected life    3 years


Options granted to employees, accounted for under the intrinsic value method

During March 2005, the Company granted its employees options to purchase an aggregate of 80,000 shares of the Company's common stock. 30,000 options carry an exercise price of $.66 per share and the remaining 50,000 options carry an exercise price of $.01 per share. The options vest as follows:

            Number of
              Options           Vesting Date
           ----------         ------------------
              15,000          April 1, 2005
              30,000          April 18, 2005
              15,000          July 1, 2005
              20,000          September 5, 2005

              80,000
           ==========


All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.63 and $.70 per share. All of the options were granted at an exercise price below the quoted market price on the date of grant, which resulted in total stock-based compensation of $34,300, of which all $34,300 had vested and was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2005.

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

                                                   Nine Months Ended
                                                       September 30,
                                                 ----------------------------
                                                    2005             2004
                                                 ----------------------------
Net loss, as reported                            $ (3,120,028)  $ (1,015,286)
                                                 ============================
Stock-based employee compensation, as reported   $     34,300    $          -
                                                 ============================
Stock-based employee compensation, fair value    $     96,684    $          -
                                                 ============================
Pro forma net loss                               $ (3,182,412)   $ (1,015,286)
                                                 ============================
Basic and diluted net loss per common
   share, as reported
                                                 $      (0.08)   $      (0.04)
                                                 ============================
Pro forma basic and diluted net loss
   per common share
                                                  $     (0.09)   $      (0.04)
                                                 ============================


The following schedule summarizes the changes in the Company's stock awards:




                             Awards Outstanding and Exercisable
                             --------------------------------   Weighted Average  Weighted Average
                                Number of    Exercise Price      Exercise Price      Remaining
                                Shares          Per Share           Per Share     Contractual Life
                             --------------------------------------------------- ---------------------
Balance at January 1, 2005         6,058,000    $.01 to $1.10                                2.5 years
                                                                            0.43
   Awards granted                  1,400,000    $.01 to $1.10               1.00               2 years

   Awards exercised               (1,825,000)    $.01 to $.06               0.01                   N/A

   Awards cancelled/expired       (1,733,000)   $.01 to $1.10               0.94                   N/A
                             ---------------                  ------------------


Balance at September 30, 2005      3,900,000    $.01 to $1.10               0.61            1.90 years
                             ===============


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

PLAN OF OPERATION

The Company's operations during this quarter consisted of (i) continued research, design and product development (ii) capital raising activities (iii) product announcements and releases.

the Company began shipping the Manakoa Compliance Services software and the Compliance Auditing Management Packs (CAMP) for Sarbanes Oxley, Healthcare Insurance Portability and Accountability Act, Gramm Leach Bliley Act and Federal Information Security Management Act. In early June, it was announced that the Manakoa System Controls Management Pack (SCMP) software package for Microsoft Operations Management 2005 became available. The package was added to the on-line Microsoft Management Pack and Product Connector Catalog. Manakoa has generated interest with sales both domestic and internationally.

On June 30, 2005, Manakoa completed the acquisition of Vigilant Network Technologies, Inc. (VNTI) through UTEK Corporation. VNTI was created as an instrument to transfer technology from the University of California's managed Los Alamos National Laboratory. Under the agreement, VNTI as a wholly owed subsidiary of Manakoa Services Corporation was granted exclusive world wide rights to commercialize, enhance and market technology that rapidly maps large networks, examines ports for abnormal behavior and quarantines systems or sub-networks that are behaving out of defined normal range. The purpose of the technology is to identify the possible existence of viruses, worms or other malware and curtail their spread. The technology is currently in use at the Los Alamos National Laboratories. A separate business plan has been prepared for VNTI. The terms of the agreement are disclosed in the 8K filing dated November 21, 2005.

Manakoa announced its channel partner program at the July 8-10 Microsoft Worldwide Partners Conference. The Company's first channel partner Interlink, a Microsoft Gold Certified partner providing managed services in the western
United States. The Company is negotiating with other organizations both domestically and internationally.

As stated in the 8K filing dated July 13, 2005, Manakoa Services Corporation and Battelle Corporation have bi-laterally terminated the agreement disclosed in the 8K filing dated September 7, 2004. The two organizations have subsequently given notice of termination.


In early August, Microsoft announced the acceptance of Manakoa products into their Microsoft Technology Centers (MTC). The MTC is a network of sites strategically located around the world to provide enterprise customers with a working environment where they can review and test products.

The Company has been involved with ongoing negotiations to consummate a shares for debt settlement with the employees owed the $500,000 of accrued compensation related to 2003 services, but no agreement has been reached as of this writing.

The consulting expense is primarily comprised of expenses associated with our work with The Quanstar Group: hired to assist the Company with developing strategic partnerships, executing its growth and operational plans and expanding its sales channels; Investor Relations Group (IRG): specializes in support growth for small to mid-tier public companies; plus additional sales, marketing and business consultants.

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


OFF-BALANCE SHEET ARRANGEMENTS

The Company generated modest first-time revenue during the period covered by this Report. Net Losses for the quarter ending September 30, 2005 of $X,XXX,XXX were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At September 30, 2005, the company had total assets of $XXX,XXX and total current liabilities of $X,XXX,XXX. The Company had $X,XXX in cash at September 30, 2005 and no off-balance sheet arrangements to report.

The Company expects to continue to incur losses at least through fiscal year 2005, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Cash requirements

The Company will need to raise additional funds in the next twelve months to satisfy its cash requirements. The Company is currently seeking to raise $5 million in a private placement of securities. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that this financing, or other sources of additional funding, will be essential for the Company to satisfy its cash requirements for more than approximately eighteen months. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to obtain financing sooner than anticipated, seek further additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness.

The Company envisions a requirement of one round of funding. Initially, it is expected that the Company will raise $5.0 million in a private placement in order to accelerate the development and market entry for its compliance solutions and provide general administrative expenses. The Company currently has no commitments or understandings for these or any other additional financings and there can be no assurance that any additional financing will be available to the Company.

MANAKOA Use of Proceeds                   $ 5m Round
-----------------------------------------------------
Administrative/Funding Costs              $  675,000
-----------------------------------------------------
Product Development                       $1,400,000
-----------------------------------------------------
Market Validation and Use Cases           $  500,000
-----------------------------------------------------
Expand Facilities and Infrastructure      $  975,000
-----------------------------------------------------
Debt Reduction                            $  800,000
-----------------------------------------------------
Cash Reserves                             $  200,000
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

Product Overview

Manakoa's enterprise risk managment (ERM) solutions are focused on IT security and regulatory compliance issues. This vertical application of ERM is a market driven by the need for specfic tools to assess, audit, report and mitigate IT related regulatory compliance requirements. The Company stronly believes that many of the current domestic and international regulations have a "best practices" common thread that the Manakoa ComplianceSuite(TM) is designed to address. These tools, when placed into the hands of internal compliance officers or outside consultants, can expand the depth and breadth of organizational understanding and response.

Manakoa believes that organizations can achieve a demonstrable return on investment (ROI) through the use of tools that are based on measurable and repeatable processes.

The Company made a strategic decision to offer its products as standalone components and as an integrated suite once all elements are ready for market. By launchings "slices" of the integrated suite, Manakoa is able to go to market with a sequential set of products that provide a foundation for enterprise risk management. Manakoa products that are either shipping or announced for release in the near term include:

Manakoa KnowledgeBase(TM) - an Internet based subscription research engine for regulatory compliance.

Manakoa  System  Control  Management  Pack  (SCMP)  -  an  add-on  to  Microsoft
Operations Manager, this software package provides auditing and reporting services on security and related controls of interest for regulatory compliance assessment.

Manakoa Compliance Services - in late beta, this program is an assessment and mitigation tool that permits organizations to address the level of compliance that exists for key IT assets.

Compliance Auditing Management Packs (CAMP) - an add-on product for Manakoa Compliance Services and Microsoft Operations Manager, these management packs will provide auditing capability for specific regulations such as Sarbanes Oxley, GLBA, HIPAA, and FISMA.

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

The risks associated with failure to complete projects in a timely fashion are fairly typical of software development. We are focusing initial releases on regulations (GLBA, HIPAA, FISMA) that have specific associated deadlines and reasonably clear governmental audit guidelines. While the company believes the release of its ComplianceSuite(tm) will map well to potential client requirements, development slippage could adversely impact market penetration. Beyond the risk associated with internal schedule delays, changes in the timing, tone and specific requirements set forth by regulators may also have an impact. Finally, competition is also a real risk component. By failing to come to market in a timely fashion, others could enter and capture market share.


Expected purchase or sale of significant plant & equipment

The Company foresees no expected purchase or sale of plant or related facilities at this time.

Expected significant changes in the number of employees

The Company had 11 full-time employees, 6 consultants, and 3 contractors at end of Q3 2005. Our employees are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

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

On October 13, 2005, the then Chairman of the Audit Committee presented an updated status report to the Board of Directors for its review and follow-up. The board determined that it will have an outside auditor review the audit committee findings at the end of its fiscal and calendar year.

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


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

Ex-employee Tony Noblett has threatened litigation on the tradeability of his Rule 144 shares. Robert Williams has secured personal counsel 'to protect himself' and to investigate whether he still retains any rights over the IP that was sold to Manakoa. Recently resigned employees from the company's satellite office may litigate over wage claims.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.
None.

Agreements:

Manakoa acquired Vigilant Network Technologies, Inc. (VNTI) through UTEK Corporation. VNTI was created as an instrument to transfer technology from the University of California's managed Los Alamos National Laboratory. Under the agreement, VNTI as a wholly owed subsidiary of Manakoa Services Corporation was granted exclusive world wide rights to commercialize, enhance and market technology that rapidly maps large networks, examines ports for abnormal behavior and quarantines systems or sub-networks that are behaving out of defined normal range. The purpose of the technology is to identify the possible existence of viruses, worms or other malware and curtail their spread. The technology is currently in use at the Los Alamos National Laboratories. The terms of the agreement was disclosed in an 8K filing dated July 7, 2005. The Audited Financials were filed November 21, 2005.

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

     (1) Incorporated by reference, Form 8-K filed with the Commission on November 21, 2005.

     (2) Incorporated by reference, Form 8-K filed with the Commission on November 16, 2005.

     (3) Incorporated by reference, Form 8-K filed with the Commission on November 15, 2005.

     (4) Incorporated by reference, Form 8-K filed with the Commission on October 25, 2005.

     (5) Incorporated by reference, Form 8-K filed with the Commission on September 8, 2005.

     (6) Incorporated by reference, Form 8-K filed with the Commission on July 14, 2005.

     (7) Incorporated by reference, Form 8-K filed with the Commission on July 8, 2005.

     (8) Incorporated by reference, Form 8-K filed with the Commission on July 7, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation




By: /s/ James C, Katzaroff                           November 21, 2005
    -----------------------------                    -----------------
Name:   James C. Katzaroff                                  (Date)
Title:  Chief Executive Officer