Form 10QSB/A
period 2005-09-30
MANAKOA SERVICES CORP
filed 2005-12-02
CIK 1091967

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At the end of the quarter ending September 30, 2005, there were 44,264,847 isued and outstanding shares of the registrant's common stock.


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
                                                                   ============

 See accompanying notes to condensed consolidated financial statements

                          MANAKOA SERVISES CORPORATION
                         (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                          For the Three Months Ended For the Nine Months Ended   Through
                                                September 30,            September 30,        September 30,
                                          ------------------------- ------------------------- -------------
                                             2005          2004         2005        2004          2005
                                          ------------------------- ----------  ------------- -------------
Service revenue                           $      19,552  $       --      27,002  $         -- $     116,627
                                          ------------- ----------- ----------- ------------- -------------
Operating expenses:
Cost of services                                     --          --          --            --        83,775
Stock-based compensation (Note 5):
Software research and development                    --      67,500          --        67,500       547,500
Consulting, related parties                          --          --          --            --       700,000
Consulting, other                                52,665      59,833     443,931        59,833       959,473
Investor relations                                   --      75,000      15,000        75,000       304,000
Common stock options/warrants                    27,185          --      81,496            --       607,546
Rent and utilities, related party (Note 2)       16,120          --      47,437            --       123,964
Research and development                        245,203          -      460,345        56,666     1,806,601
Impairment of license rights (Note 6)                --          --     126,137            --       126,137
General and administrative costs                393,048     438,575   1,324,098       726,397     2,620,273
                                          ------------- ----------- ----------- -------------  ------------

       Total operating expenses                 734,221     640,908   2,498,444       985,396     7,879,269
                                          ------------- ----------- ----------- -------------  ------------
       Loss from operations                    (714,669)   (640,908) (2,471,442)     (985,396)   (7,762,642)


Interest expense:
Debt issue costs (Note 4)                            --          --    (517,500)           --    (1,035,000)
Related party (Note 2)                           (3,700)     (1,750)    (11,100)       (3,750)      (25,600)
Beneficial conversion (Note 4)                       --          -      (24,100)           --       (24,100)
Other                                           (26,645)    (16,529)    (95,886)      (26,140)     (186,659)
                                          ------------- ----------- ----------- -------------  ------------
       Total interest expense                   (30,345)    (18,279)   (648,586)      (29,890)   (1,271,359)
                                          ------------- ----------- ----------- -------------  ------------
       Loss before income taxes                (745,014)   (659,187) (3,120,028)   (1,015,286)   (9,034,001)


Income tax provision (Note 3)                        --          --          --            --            --
                                          ------------- ----------- ----------- -------------  ------------
       Net loss                           $    (745,014) $ (659,187) (3,120,028) $ (1,015,286) $ (9,034,001)
                                          ============= =========== =========== ============= =============


Basic and diluted loss per share          $       (0.02) $    (0.02)     (0.08)  $      (0.04)
                                          ============= =========== =========== =============

Weighted average common shares outstanding   44,264,847  28,900,450  36,803,623    28,377,116
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


Year Ended December 31,
-----------------------
2005                    $ 101,502
2006                      203,003
2007                      203,004
2008                      203,003
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

Options granted to non-employees, accounted for under the fair value method

During January and March 2005, the Company granted two consultants options to purchase an aggregate of 120,000 shares of the Company's common stock. 100,000 options carry an exercise price of $.66 per share and the remaining 20,000 options carry an exercise price of $.01 per share. The options vest as follows:

          Number of
           Options                       Vesting Date
        -------------            ----------------------------
            25,000               Date of grant
            20,000               September 15, 2005
            75,000               Ratably over 36 months
        -------------
           120,000
        =============


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
Weighed average expected life    3 years


Options granted to employees, accounted for under the intrinsic value method

During March 2005, the Company granted its employees options to purchase an aggregate of 80,000 shares of the Company's common stock. 30,000 options carry an exercise price of $.66 per share and the remaining 50,000 options carry an exercise price of $.01 per share. The options vest as follows:


            Number of
              Options           Vesting Date
           ----------         ------------------
              15,000          April 1, 2005
              30,000          April 18, 2005
              15,000          July 1, 2005
              20,000          September 5, 2005
           ----------
              80,000
           ==========



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
                                                 ============================


The following schedule summarizes the changes in the Company's stock awards:




                             Awards Outstanding and Exercisable
                             --------------------------------   Weighted Average  Weighted Average
                                Number of    Exercise Price      Exercise Price      Remaining
                                Shares          Per Share           Per Share     Contractual Life
                             --------------------------------------------------- ---------------------
Balance at January 1, 2005         6,058,000    $.01 to $1.10                                2.5 years
                                                                            0.43
   Awards granted                  1,400,000    $.01 to $1.10               1.00               2 years

   Awards exercised               (1,825,000)    $.01 to $.06               0.01                   N/A

   Awards cancelled/expired       (1,733,000)   $.01 to $1.10               0.94                   N/A
                             ---------------    ---------------     ------------     -----------------


Balance at September 30, 2005      3,900,000    $.01 to $1.10               0.61            1.90 years
                             ===============    ===============     ============     =================


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

OFF-BALANCE SHEET ARRANGEMENTS


The Company generated modest first-time revenue during the period covered by this Report. Net Losses for the quarter ending September 30, 2005 of $745,014 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At September 30, 2005, the company had total assets of $772,444 and total current liabilities of $2,877,679. The Company had $808 in cash at September 30, 2005 and no off-balance sheet arrangements to report.


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

Manakoa Services Corporation





By: /s/ James C, Katzaroff                           December 1, 2005
    -----------------------------                    -----------------
Name:   James C. Katzaroff                                  (Date)
Title:  Chief Executive Officer