Form 10QSB/A
period 2005-09-30
MANAKOA SERVICES CORP
filed 2006-01-25
CIK 1091967

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


   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION ..............................................15
      PLAN OF OPERATION ......................................................15
      OFF-BALANCE SHEET ARRANGEMENTS .........................................16
      CONTROLS AND PROCEDURES ................................................19

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


SIGNATURES ...................................................................22

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS



                          MANAKOA SERVICES CORPORATION
                         (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                               September 30, 2005

                                     Assets
Cash                                                        $       808
Accounts receivable                                              10,268
Prepaid expenses:
   Prepaid consulting services (Note 2)                          14,000
   Prepaid expenses                                               9,604
Property and equipment, net of accumulated
  depreciation of $85,948                                        27,399
Deferred costs (Note 2)                                          50,000
Other assets                                                        604
                                                            -----------

            Total current Assets                            $   112,683
                                                            ===========

                     Liabilities and Shareholders' Deficit
Current liabilities:
   Accounts payable:
     Related parties (Note 2)                               $    63,596
     Other                                                      676,875
   Notes payable:
     Related party (Note 2)                                     185,000
     Other (Note 4)                                           1,325,000
   Accrued interest payable:
     Related party (Note 2)                                      26,434
     Convertible notes (Note 4)                                   3,730
     Other (Note 4)                                             132,389
   Indebtedness to related parties (Note 2)                     158,339
   Other accrued liabilities                                    306,316
                                                            -----------
            Total current liabilities                         2,877,679
                                                            -----------

Commitments and contingencies (Note 6)                             --

Shareholders' deficit (Notes 4 and 5):
   Preferred stock, $.001 par value; 25,000,000 shares
     authorized, -0- shares issued and outstanding                 --
   Common stock, $.001 par value; 200,000,000 shares
     authorized, 44,264,847 shares issued and outstanding        44,265
   Additional paid-in capital                                 6,173,989
   Deficit accumulated during the development stage          (8,983,250)
                                                            -----------
            Total shareholders' deficit                     (2,764,996)
                                                            -----------

                                                            $   112,683
                                                            ===========


     See accompanying notes to condensed consolidates financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                November 21,
                                                                                                                    2001
                                                For the Three Months Ended      For the Nine Months Ended       (Inception)
                                                         September 30,                  September 30,             Through
                                               ----------------------------    ----------------------------     September 30,
                                                    2005            2004            2005            2004            2005
                                               ------------    ------------    ------------    ------------    ------------
Service revenue                                $     19,552    $       --            27,002    $       --      $    116,627
                                               ------------    ------------    ------------    ------------    ------------
Operating expenses:
  Cost of services                                     --              --              --              --            83,775
  Stock-based compensation (Note 5):
    Software research and development                  --            67,500            --            67,500         547,500
    Consulting, related parties                        --              --              --              --           700,000
    Consulting, other                                52,665          59,833         443,931          59,833         959,473
    Investor relations                                 --            75,000          15,000          75,000         304,000
    Common stock options/warrants                    27,185            --            81,496            --           607,546
  Rent and utilities, related party (Note 2)         16,120            --            47,437            --           123,964
  Research and development                          245,203            --           460,345          56,666       1,806,601
  Impairment of license rights (Note 6)                --              --           126,137            --           126,137
  General and administrative costs                  342,297         438,575       1,273,347         726,397       2,569,522
                                               ------------    ------------    ------------    ------------    ------------

              Total operating expenses              683,470         640,908       2,447,693         985,396       7,828,518
                                               ------------    ------------    ------------    ------------    ------------

              Loss from operations                 (663,918)       (640,908)     (2,420,691)       (985,396)     (7,711,891)

Interest expense:
  Debt issue costs (Note 4)                            --              --          (517,500)           --        (1,035,000)
  Related party (Note 2)                             (3,700)         (1,750)        (11,100)         (3,750)        (25,600)
  Beneficial conversion (Note 4)                       --              --           (24,100)           --           (24,100)
  Other                                             (26,645)        (16,529)        (95,886)        (26,140)       (186,659)
                                               ------------    ------------    ------------    ------------    ------------

              Total interest expense                (30,345)        (18,279)       (648,586)        (29,890)     (1,271,359)
                                               ------------    ------------    ------------    ------------    ------------

              Loss before income taxes             (694,263)       (659,187)     (3,069,277)     (1,015,286)     (8,983,250)

Income tax provision (Note 3)                          --              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------

              Net loss                         $   (694,263)   $   (659,187)     (3,069,277)   $ (1,015,286)   $ (8,983,250)
                                               ============    ============    ============    ============    ============

Basic and diluted loss per share               $      (0.02)   $      (0.02)          (0.08)   $      (0.04)
                                               ============    ============    ============    ============

Weighted average common shares outstanding       44,264,847      28,900,450      36,803,623      28,377,116
                                               ============    ============    ============    ============

     See accompanying notes to condensed consolidates financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
      Condensed Consolidated Statements of Changes in Shareholders' Deficit
                                   (Unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                     Common Stock         Additional    During the
                                            -------------------------      Paid-In     Development
                                                Shares     Par Value       Capital        Stage         Total
                                            -----------   -----------   -----------   -----------    -----------
Balance, January 1, 2005                     34,511,513   $    34,512   $ 4,350,733   $(5,913,973)   $(1,528,728)

January 2005, exercised common
   stock warrants                               125,000           125         7,375          --            7,500
February 2005, exercised common
   stock options                                150,000           150         1,350          --            1,500
February 2005, beneficial conversion
   related to convertible promissory
   notes (Note 4)                                  --            --          24,100          --           24,100
March to June 2005, common stock
   issued to extinguish convertible debt
   and accrued interest (Note 4)              2,456,230         2,456     1,155,484          --        1,157,940
March 2005, common stock issued in
   exchange for services (Note 5)                11,250            11         6,177          --            6,188
May 2005, exercised common stock
   options                                       50,000            50           450          --              500
June 2005, exercised common stock
   warrants (Note 5)                          1,500,000         1,500        13,500          --           15,000
July 2005, common stock issued to
   acquire Vigilant network Technologies,
   Inc. (Note 2)                              5,365,854         5,366       523,634          --          529,000
July 2005, common stock issued in
   exchange for services (Note 5)                95,000            95        30,305          --           30,400
January to September 2005, vested
   common stock options (Note 5)                   --            --          60,881          --           60,881
Net loss                                           --            --            --      (3,069,277)    (3,069,277)
                                            -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2005                  44,264,847   $    44,265   $ 6,173,989   $(8,983,250)   $(2,764,996)
                                            ===========   ===========   ===========   ===========    ===========

     See accompanying notes to condensed consolidates financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)





                                                                                         November 21,
                                                                                             2001
                                                           For the Nine Months Ended     (Inception)
                                                                   September 30,           Through
                                                           --------------------------    September 30,
                                                                2005           2004           2005
                                                           -----------    -----------    -----------
          Net cash used in operating activities            $  (907,430)   $  (648,667)   $(2,420,220)
                                                           -----------    -----------    -----------

Cash flows from investing activities:
     Property and equipment purchases                           (8,857)        (5,344)       (33,979)
     Cash acquired in Vigilant acquisition                     465,000           --          465,000
     Cash acquired in EIDT merger                                 --             --            4,797
                                                           -----------    -----------    -----------
          Net cash used in  investing activities               456,143         (5,344)       435,818
                                                           -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of convertible debt (Note 4)        57,500        941,090        915,000
     Principal payments on promissory note
        owed to an officer (Note 2)                               --          (25,000)       (15,000)
     Proceeds from issuance of promissory notes                100,000           --          825,000
     Proceeds from exercised common stock awards                 9,500           --            9,500
     Proceeds from sale of common stock                           --              610        250,710
                                                           -----------    -----------    -----------
          Net cash provided by financing activities            167,000        916,700      1,985,210
                                                           -----------    -----------    -----------

          Net change in cash                                  (284,287)       262,689            808

Cash, beginning of period                                      285,095          5,442           --
                                                           -----------    -----------    -----------

Cash, end of period                                        $       808    $   268,131    $       808
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
        Income taxes                                       $      --      $      --      $      --
                                                           ===========    ===========    ===========
        Interest                                           $      --      $      --      $      --
                                                           ===========    ===========    ===========
     Non-cash investing and financing activities:
        Common stock issued to extinguish convertible
           debt and accrued interest (Note 4)              $ 1,157,940    $      --      $ 1,157,940
                                                           ===========    ===========    ===========
        Common stock warrants exercised in exchange for
           accrued interest payable (Note 5)               $    15,000    $      --      $    15,000
                                                           ===========    ===========    ===========
        Common stock issued to acquire Vigilant
           Network Technologies, Inc. (non-cash portion)   $    64,000    $      --      $    64,000
                                                           ===========    ===========    ===========
        Common stock issued to acquire Advanced
           Cyber Security, Inc                             $      --      $      --      $   181,737
                                                           ===========    ===========    ===========
        Common stock issued in Manakoa/SLX
           Stock Purchase Agreement                        $      --      $      --      $    (2,036)
                                                           ===========    ===========    ===========
        Common stock issued in Manakoa/EIDT
           Stock Purchase Agreement                        $      --      $      --      $  (401,215)
                                                           ===========    ===========    ===========

     See accompanying notes to condensed consolidates financial statements

                          MANAKOA SERVICES CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Note 2: Related party transactions


At September 30, 2005, the Company may owe a director and an affiliate $49,634 and $13,962, respectively, for services performed on behalf of the Company. This balance is included in the accompanying condensed consolidated financial statements as "Accounts payable, related parties".


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


During 2003, the Company issued an officer a $200,000 promissory note for accrued salaries. During 2004, the Company repaid $15,000 against the note. At September 30, 2005, the principal balance and accrued interest payable on the promissory note totaled $185,000 and $26,434, respectively. That transaction is under review by the current Board of Directors.


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

The Company began renting space located in Boulder, Colorado on July 1, 2004, and ended it lease on December 31, 2005. The Company made rent payments of $3,618.89 on a month-to-month basis. The Company has outstanding rent and administrative expenses of $45,274.91 and is working out a settlement with the landlord, Hanover/Broadway LLC.

Vigilant asset acquisition


On July 1, 2005, the Company acquired the assets of Vigilant Network Technologies, Inc. ("Vigilant") from Utek Corporation (amex: UTK) ("Utek"). Utek is a shareholder of more than 10% of the Company's issued and outstanding common stock and is considered a related party. The Company acquired Vigilant's assets from Utek in exchange for 5,365,854 shares of the Company's common stock. The Company conducted the acquisition in order to obtain Vigilant's cash, rights, and customer relationships. Because the transaction occurred between related parties, the assets acquired by the Company were recorded at the predecessor's
(Utek) historical cost basis, or $529,000, as follows:

                                 July 1, 2005
          Cash                                                    $465,000
          Prepaid consulting services (Technical Assistance fee     14,000
          License issue fee                                         50,000
                                                                  --------
          Net assets acquired                                     $529,000
                                                                  ========

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

In addition, royalties equal to 5% of net sales are due quarterly during the term of the agreement. The University will credit the annual license fee against

Note 3: Income taxes

any royalties earned during the same year. Moreover, if the University is involved in the sublicense within the first 12 months, the University will receive 80% of all consideration, except the first $35,000 of sublicense issue fees, for such sublicense of the licensed invention. The Company will not owe any consideration to the University for the first $35,000 of sublicense issue fees. If the University is not involved with the sublicense, the University will receive 50% of all consideration for the licensed invention.

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

Other notes payable

The Company's remaining promissory notes payable consist of the following at September 30, 2005:


     Note payable to an individual issued on June 30, 2004,
          matures June 30, 2005, convertible to the Company's
          common stock at a rate of $.50 per share, 10%
          annual interest rate .................................  $  250,000
     Note payable to an individual issued on November 15, 2004, payable on demand after February 15, 2005, 10% annual
          interest rate, unsecured ................................. 150,000
     Note payable to an individual issued on December 3, 2004,
          payable on demand after June 30, 2005, 10% annual
          interest rate, unsecured ................................. 300,000
     Note payable to an individual issued on April 13, 2005,
          payable on demand after June 30, 2005, 10% annual
          interest rate, unsecured ................................. 100,000
     Note payable to an individual issued on December 30, 2004, payable on demand after June 30, 2005, 10% annual
          interest rate, unsecured .................................. 25,000
     Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured..... 100,000 *
     Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured..... 135,000 *
     Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured..... 265,000 *
                                                                  ----------
                                                                  $1,325,000
                                                                  ==========

*    "These transactions are under review by the current Board of Directors".


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

Options granted to non-employees, accounted for under the fair value method

During January and March 2005, the Company granted two consultants options to purchase an aggregate of 120,000 shares of the Company's common stock. 100,000 options carry an exercise price of $.66 per share and the remaining 20,000 options carry an exercise price of $.01 per share. The options vest as follows:

   Number of
    Options          Vesting Date
    -------          ----------------------
     25,000          Date of grant
     20,000          September 15, 2005
     75,000          Ratably over 36 months
    -------
    120,000
    =======

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
     Weighted average expected life              3 years


Options granted to employees, accounted for under the intrinsic value method

During March 2005, the Company granted its employees options to purchase an aggregate of 80,000 shares of the Company's common stock. 30,000 options carry an exercise price of $.66 per share and the remaining 50,000 options carry an exercise price of $.01 per share. The options vest as follows:

   Number of
    Options          Vesting Date
     ------          -----------------
     15,000          April 1, 2005
     30,000          April 18, 2005
     15,000          July 1, 2005
     20,000          September 5, 2005
     ------
     80,000
     ======

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

                                                        Nine Months Ended
                                                         September 30,
                                               -------------------------------
                                                       2005           2004
                                               ----------------  -------------
Net loss, as reported                          $     (3,069,277) $  (1,015,286)
                                               ================  =============
Stock-based employee compensation, as reported $         34,300  $        --
                                               ================  =============
Stock-based employee compensation, fair value  $         96,684  $        --
                                               ================  =============
Pro forma net loss                             $     (3,131,661) $  (1,015,286)
                                               ================  =============
Basic and diluted net loss per common
   share, as reported                          $          (0.08) $       (0.04)
                                               ================  =============
Pro forma basic and diluted net loss
   per common share                            $          (0.09) $       (0.04)
                                               ================  =============

The following schedule summarizes the changes in the Company's stock awards:


                            Awards Outstanding and Exercisable
                                ---------------------------  Weighted Average  Weighted Average
                                 Number of   Exercise Price   Exercise Price    Remaining
                                  Shares         Per Share      Per Share      Contractual Life
                                ----------    -------------   -------------    ----------------
Balance at January 1, 2005       6,058,000    $.01 to $1.10   $        0.43        2.5 years
   Awards granted                1,400,000    $.01 to $1.10   $        1.00          2 years
   Awards exercised             (1,825,000)   $.01 to $.06    $        0.01            N/A
   Awards cancelled/expired     (1,733,000)   $.01 to $1.10   $        0.94            N/A
                                ----------                    -------------

Balance at September 30, 2005    3,900,000    $.01 to $1.10   $           0.61    1.90 years
                                ==========


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

As reported in the October 25, 2005 8-K filing, Dr. James Riviere resigned from the Board of Directors of Manakoa effective immediately. The potential contingent liabilities to the company for his services as Board member and Audit Committee chair are estimated to be as much as $80,000. The company is in the process of auditing and expects to complete and report in the upcoming 12/31/05 10-K.

As reported in the November 15, 2005 and November 29, 2005 8-K filings Dr. G. Robert Williams, co-founder, CEO and director submitted his resignation. The company issued a press release announcing his decision and replacement(s).

In the November 29, 2005 8-K, the company responded to and included Dr. Williams resignation letter. The Company strongly disagrees with the contents of Dr. Williams' resignation letter and regrets that he felt the need to write such a letter.

The potential contingent liabilities with respect to Dr. Williams resignation is estimated to be as much as $400,000 in notes payable, salary and expenses. The company is in the process of auditing and expects to complete and report in the upcoming 12/31/05 10-K.

The Company will vigorously defend itself in any resulting litigation from either party.

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


The Company has been involved with ongoing negotiations with the employees of Secure Logistix (SLX) to consummate a shares for debt settlement of $500,000 of accrued compensation related to 2003 services reputedly in the predecessor company SLX , but no agreement has been reached as of this writing.


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

OFF-BALANCE SHEET ARRANGEMENTS

The Company generated modest first-time revenue during the period covered by this Report. Net Losses for the quarter ending September 30, 2005 of $694,263 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At September 30, 2005, the company had total assets of $112,683 and total current liabilities of $2,877,679. The Company had $808 in cash at September 30, 2005 and no off-balance sheet arrangements to report.

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

MANAKOA Use of Proceeds                   $ 5m Round
------------------------------------------------------
Administrative/Funding Costs              $  675,000
------------------------------------------------------
Product Development                       $1,400,000
------------------------------------------------------
Market Validation and Use Cases           $  500,000
------------------------------------------------------
Expand Facilities and Infrastructure      $  975,000
------------------------------------------------------
Debt Reduction                            $  800,000
------------------------------------------------------
Cash Reserves                             $  200,000
------------------------------------------------------


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

The Company is in the planning phase for the commercialization of its recently licensed technology from the Los Alamos National Laboratory.

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


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.
None.

Agreements:

Vigilant asset acquisition


On  July  1,  2005,  the  Company   acquired  the  assets  of  Vigilant  Network
Technologies, I nc. ("Vigilant") from Utek Corporation (amex: UTK) ("Utek"). Utek is a shareholder of more than 10% of the Company's issued and outstanding common stock and is considered a related party. The Company acquired Vigilant's assets from Utek in exchange for 5,365,854 shares of the Company's common stock. The Company conducted the acquisition in order to obtain Vigilant's cash, rights, and customer relationships. Under the agreement, Manakoa Services

Corporation was granted exclusive world wide rights to commercialize, enhance and market technology that rapidly maps large networks, examines ports for abnormal behavior and quarantines systems or sub-networks that are behaving out of defined normal range. The purpose of the technology is to identify the possible existence of viruses, worms or other malware and curtail their spread. The technology is currently in use at the Los Alamos National Laboratories.

Because the transaction occurred between related parties, the assets acquired by the Company were recorded at the predecessor's (Utek) historical cost basis, or $529,000.

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

In consideration for the license, the Company agreed to the following payments:

     o    $100,000 License Issue Fee, described above;
     o    $15,000 Technical Assistance Fee, described above;
     o Annual license fees due and payable range from $10,000 to $40,000 per year. (See Note 2 of the financials).

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

The original terms of the agreement were disclosed in an 8K filing dated July 7, 2005. The Audited Financials were filed November 21, 2005.

Due to the work involved in completing the Manakoa Compliance Services release and the ultimate departure, and non-delivery and lack of perfomance of Dr. Williams and his staff of the Los Alamos requirements, the company was unable to deliver the working version of the software on or before the January 1, 2006 deadline. On January 9, 2006, the exclusive license was formally terminated, and a new non-exclusive license was presented for acceptance. This non-exclusive license was later accepted on January 13, 2006.

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

Manakoa Services Corporation






By: /s/ James C, Katzaroff                           January 20, 2006
    -----------------------------                    -----------------
Name:   James C. Katzaroff                                  (Date)
Title:  Chief Executive Officer