Form 10QSB/A
period 2005-09-30
MANAKOA SERVICES CORP
filed 2006-02-16
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                                 Amendment No. 4



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



   Item  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION ..............................................16
      PLAN OF OPERATION ......................................................16
      OFF-BALANCE SHEET ARRANGEMENTS .........................................17
      CONTROLS AND PROCEDURES ................................................20

PART II. OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS ..................................................20
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........20
  Item 3. DEFAULTS UPON SENIOR SECURITIES ....................................20
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................20
  Item 5. OTHER INFORMATION ..................................................20
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................22


SIGNATURES ...................................................................23

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

Vigilant asset acquisition


On July 1, 2005, the Company acquired the assets of Vigilant Network Technologies, Inc. ("Vigilant") from Utek Corporation (amex: UTK) ("Utek"). Utek is a technology transfer company that enables companies of all sizes to acquire innovative technologies from universities and research laboratories worldwide. Utek's unique process enables publicly traded firms in a wide range of industries to rapidly acquire university discoveries in exchange for their equity securities. Utek formed Vigilant on June 14, 2005, for the distinct purpose of tranferring the technology to Manakoa.

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


The agreement detailed specific milestones that needed to be achieved by the Licensee, including a revised commercialization plan and a working (beta) version of the software on or before January 1, 2006.

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

MANAKOA Use of Proceeds                   $ 5m Round
- ------------------------------------------------------
Administrative/Funding Costs              $  675,000
- ------------------------------------------------------
Product Development                       $1,400,000
- ------------------------------------------------------
Market Validation and Use Cases           $  500,000
- ------------------------------------------------------
Expand Facilities and Infrastructure      $  975,000
- ------------------------------------------------------
Debt Reduction                            $  800,000
- ------------------------------------------------------
Cash Reserves                             $  200,000
- ------------------------------------------------------


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


The Company had hoped to complete the planning phase for the commercialization of its recently licensed technology from the Los Alamos National Laboratory. The agreement detailed specific milestones that needed to be achieved by the Licensee, including a revised commercialization plan and a working (beta) version of the software on or before January 1, 2006.

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


The agreement detailed specific milestones that needed to be achieved by the Licensee, including a revised commercialization plan and a working (beta) version of the software on or before January 1, 2006.

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

Manakoa Services Corporation







By: /s/ James C, Katzaroff                           February 16, 2006
    -----------------------------                    -----------------
Name:   James C. Katzaroff                                  (Date)
Title:  Chief Executive Officer