Form 10QSB/A
period 2005-06-30
MANAKOA SERVICES CORP
filed 2006-02-23
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No. 5




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


The new non-exclusive license agreement's requirements are for a) a product available for inspection by December 31, 2007 and b) first commercial sale by December 31, 2008. If Manakoa fails to deliver to the University any report when due, or fails to pay any royalty or fee due, of if it breaches any other material term of the agreement, the University may give written notice of default. If Manakoa fails to cure the default within thirty (30) days from the date of delivery of the notice of default, the University has the right to terminate the License Agreement.

The Company is in the process of scheduling a new set of meetings between its development staff and the University so that the December 31, 2007 inspection and expectations are met.



License rights

The Company acquired non-exclusive license rights to a certain Network Topology Mapper Patent and certain Network Mapper Software and Quarantine Software copyrights.

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

MANAKOA Use of Proceeds                   $ 5m Round
- - ------------------------------------------------------
Administrative/Funding Costs              $  675,000
- - ------------------------------------------------------
Product Development                       $1,400,000
- - ------------------------------------------------------
Market Validation and Use Cases           $  500,000
- - ------------------------------------------------------
Expand Facilities and Infrastructure      $  975,000
- - ------------------------------------------------------
Debt Reduction                            $  800,000
- - ------------------------------------------------------
Cash Reserves                             $  200,000
- - ------------------------------------------------------


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


The new non-exclusive license agreement's requirements are for a) a product available for inspection by December 31, 2007 and b) first commercial sale by December 31, 2008. If Manakoa fails to deliver to the University any report when due, or fails to pay any royalty or fee due, of if it breaches any other material term of the agreement, the University may give written notice of default. If Manakoa fails to cure the default within thirty (30) days from the date of delivery of the notice of default, the University has the right to terminate the License Agreement.

The Company is in the process of scheduling a new set of meetings between its development staff and the University so that the December 31, 2007 inspection and expectations are met.


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


The new non-exclusive license agreement's requirements are for a) a product available for inspection by December 31, 2007 and b) first commercial sale by December 31, 2008. If Manakoa fails to deliver to the University any report when due, or fails to pay any royalty or fee due, of if it breaches any other material term of the agreement, the University may give written notice of default. If Manakoa fails to cure the default within thirty (3) days from the date of delivery of the notice of default, the University has the right to terminate the License Agreement.

The Company is in the process of scheduling a new set of meetings between its development staff and the University so that the December 31, 2007 inspection and expectations are met.

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

Manakoa Services Corporation








By: /s/ James C, Katzaroff                           February 22, 2006
    -----------------------------                    -----------------
Name:   James C. Katzaroff                                  (Date)
Title:  Chief Executive Officer