Form 10KSB
period 2005-12-31
MANAKOA SERVICES CORP
filed 2006-05-19
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[  ] Transition report pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-27365

MANAKOA SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	000-27365	88-0440528
(State or other Jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

7203 W. Deschutes Avenue, Suite B, Kennewick, WA 99336
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (509) 736-7000
Securities registered pursuant to Section 12(b) of the Exchange Act:

None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The Issuer's revenues for its year ended December 31, 2005 were $ 21,856.

As of April 13, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $ 4,659,789 based upon the closing price per share as reported on the NASDAQ Bulletin Board Market of $0.115

There were 44,403,685 outstanding shares of the issuer's Common Stock on December 31, 2005

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

MANAKOA SERVICES CORPORATION

FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

The balance of this Form 10-KSB filing describes the business of Manakoa Services Corporation ("Manakoa", the "Company" or "we"). Manakoa was a development stage company throughout the 2005 calendar year. The Company made available during the first quarter of 2005 the Manakoa KnowledgeBase(TM) regulatory compliance research engine and while failing to commercialize that product,the Company did enter into a Joint Venture with Secure Vantage Corporation and is finding success with the SCMP software.

Overview

Manakoa Services Corporation (www.Manakoa.com) is an enterprise risk management software and services company focusing on regulatory compliance solutions.

Manakoa Compliance Suite(TM) is being developed to meet the vertical security and risk management requirements of organizations complying with regulations stemming from the Gramm Leach Bliley Act (GLBA), Health Insurance Portability Accountability Act (HIPAA), Sarbanes Oxley Act, USA Patriot Act, and Federal Informational Security Management Act (FISMA). The Company anticipates expanding its support to other U.S. regulations plus international regulatory requirements emerging from the European Union, Japan, United Kingdom and Canada. The market sectors that the Company believes initially will be most significantly impacted are public corporations, health care, insurance, financial services and federal contractors. The Company intends to focus its sales efforts through channel partners that are envisioned to include trade and professional associations, accounting and legal firms, security consultants and system integrators, as well as non profit associations.

With its technology partner Secure Venture Technologies (SVT) The Company is developing the Manakoa ComplianceSuite(TM) as both an integrated solution set and a series of standalone component products. The underlying architecture for the Manakoa ComplianceSuite(TM) was completed in 2004 but is subject to adaptations and change to meet market, technology and regulatory shifts over time. The Manakoa KnowledgeBase(TM) is the first standalone product component, and was launched on February 28, 2005. It is an Internet subscription portal for regulatory compliance information,and a commercial failure.

The Compliance WorkCenter(TM) asset and policy engine known as the Manakoa Compliance Services(TM) together with related interfaces to the Microsoft Operations Manager shipped second quarter, 2005.

Manakoa terminated its involvement in homeland security of a licensing and joint development agreement with the U.S. Department of Energy sponsored by Battelle Pacific Northwest National Laboratory for the nation's first Cyber Attack Simulation Trainer (CAST), due to the inability of past management to support and put forth the personnel resources to the project.

ITEM 1 DESCRIPTION OF BUSINESS - continued

Principle Markets

The principle markets for the Manakoa platforms initially center on financial institutions, health care, insurance industry, and public companies that are most directly impacted by current regulatory pressures. This list of industry sectors is anticipated to grow. The Company also anticipates targeting homeland security and other governmental sectors.

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

ITEM 1 DESCRIPTION OF BUSINESS - continued

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

ITEM 1 DESCRIPTION OF BUSINESS - continued

The market for our products is new and evolving.

The risk management market place is a dynamic and evolving sector and there is no assurance that our products will be marketed successfully or become widely accepted. Additionally, future regulatory compliance may be altered based upon changes in the political landscape, and may have an adverse effect on our business. In addition, there is no assurance that our products will be adopted widely as an industry standard, even if similar products have been introduced successfully to the marketplace.

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

ITEM 1 DESCRIPTION OF BUSINESS - continued

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

Our common stock is quoted on the OTC electronic bulletin board (symbol): MKOS There can be no assurance that a stable market for our common stock will ever develop or, if it should develop, be sustained. It should be assumed that the market for our common stock will continue to be highly illiquid, sporadic and volatile. Our stock should not be purchased by anyone who cannot afford the loss of the entire investment.

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

ITEM 1 DESCRIPTION OF BUSINESS - continued

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

ITEM 1 DESCRIPTION OF BUSINESS - continued

Our stock option plan could result in the dilution of existing shareholders. Such options may be granted under certain circumstances at exercise prices below market at the time of grant. In any event, if the price of our common stock should increase, the difference between the current market stock price the exercise prices of outstanding options will increase.

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

The Company had 6 full-time employees, and 4 consultants at year-end 2005. Our employees are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

ITEM 2 DESCRIPTION OF PROPERTY

Our Company's headquarters are located in Kennewick, WA. The following table sets forth certain information regarding the principal properties used by Manakoa Services, all of which are leased:

LOCATION	FUNCTION	LEASE TERM BEGINNING AND END (MM/DD/YR)	SQUARE FOOTAGE	COST PER MO.
Kennewick, WA	Company Headquarters (1)	month-to-month	2,500	$5,000

(1)	The Company's headquarters is shared with one of its shareholders, Apogee Biometrics, Inc., in Kennewick, Washington.

(2)	The lease began at $1,500 for the first 6 months and is now $5,000 per month for one-year with two one-year extensions

We believe the facilities we occupy are well maintained and in good operating condition.

The company closed its engineering facilities in Boulder, Colorado November, 2005.

ITEM 3 LEGAL PROCEEDINGS

On January 5, 2006 Boulder Police Department Police Report CR:P06-171 was filed as various equipment, files, marketing materials, and corporate files were apparently stolen, and there was no sign of forced entry to the office. Four servers, three laptops, two desktops, and other items are missing. The Company has hired Colorado counsel to pursue certain ex-employees that it suspects may have been involved.

On January 16, 2006, former employee Edward Nichols filed suit in Boulder County, Colorado against the company and its Board of Directors claiming default on a note he holds with the company for $100,000 for purported past services while with Secure Logistix Corporation. Also included in the suit are demands for past wages and expenses owed to Mr. Nichols while employed by the Company. The exact amount owed for wages and or expenses are yet to be determined and any failure to pay is denied. There can be no assurance that a settlement can be reached, or as to the terms as to any proposed settlement.

On May 5, 2006, the Company received from former employee Jon Foucault a demand letter regarding a demand promissory note dated December 30, 2004, in the original amount of $25,000 due him by the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the year ended December 31, 2005.

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

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

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

FISCAL PERIOD	FISCAL 2003		FISCAL 2004		FISCAL 2005
	HIGH	LOW	HIGH	LOW	HIGH	LOW
First Fiscal Quarter	$0.24	$0.01	$1.28	$0.50	$1.15	$0.42
Second Fiscal Quarter	$0.51	$0.05	$0.90	$0.45	$0.65	$0.30
Third Fiscal Quarter	$1.00	$0.06	$0.95	$0.50	$0.40	$0.115
Fourth Fiscal Quarter	$0.90	$0.30	$1.25	$0.25	$0.18	$0.05

(Note) The source of this information are from quotation services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of December 31, 2005 there were 353 shareholders of record held the Company's common stock and the Company believes that there are approximately 3,000 additional shareholders through nominee or street name accounts with brokers.

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

The Transfer Agent and Registrar for our common stock is American Registrar & Transfer Co., 342 East 900 South, and Salt Lake City, Utah 84111.

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

Manakoa Services Corporation was a privately held Washington state corporation prior to any merger activity. It was a consulting services start up without sales but with a focus on the financial sector. The merger between Manakoa-Washington and SLX occurred as a result of the value perceived by the principles of the two private companies. No financial impact analysis entered into the decision to merge. It was based solely on the belief of private owners that a merger was appropriate based on mutual interest and strategies. The reverse merger with EIDT occurred as the method to become a public company. The Board of Directors of EIDT did conduct an independent analysis and determined it was to the benefit of its stockholders to approve the action. The financial impact of that merger is documented in the pre and post merger financial statements on file with the SEC. (please refer to: www.sec.gov)

Manakoa Corporation acquired Secure Logistix Corporation (SLX) in November 2003. SLX was organized in October 2001 as a Colorado corporation in specific response to terrorist attacks. SLX, through its employees and consultants, developed contingency plans and models in conjunction with a number of governmental and private sector organizations. The Company's first task was to identify third party solutions that could be applied to specific risk management and security issues facing clients. It became clear that this market place was disjointed and point product oriented. There was no way to "connect the dots" without an integrated solution. The second major activity was to define what might be driving the adoption of risk management and security best practices in the near term.

The team recognized that a number of government regulations and laws would soon be driving organizations to take these issues seriously. Based upon these two findings, the Company made a strategic decision to shift from an emphasis on consulting services to a product driven organization dedicated to the development of an integrated solution that addresses basic risk management best practices and the resolution of related regulatory compliance. The next step was to validate the conceptual underpinning of a new product as an integrated software platform. This effort included (1) review of the precise impact of the regulations, (2) assessment of available software platforms that would permit rapid, repeatable, and scalable solutions, (3) potential customer assessment of interest in the conceptual product, and (4) exploration of channel relationships. The initial management team behind this approach failed.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The Company is developing the Manakoa ComplianceSuite(TM) as both an integrated solution set aas well as a series of standalone component products. The underlying architecture for the Manakoa ComplianceSuite(TM) was completed in 2004 but is subject to adaptations and change to meet market, technology and regulatory shifts over time. The Manakoa KnowledgeBase(TM) is the first standalone product component, and was launched on February 28, 2005. It is an Internet subscription portal for regulatory compliance information. The Compliance WorkCenter(TM) asset and policy engine known as the Manakoa Compliance Services(TM) together with related interfaces to the Microsoft Operations Manager were released in second quarter of 2005.

The Company was involved in research, design, product prototyping and initial sales throughout the 2005 calendar year. As a result of this effort, in the first quarter of 2005the company made commercial available the Manakoa KnowledgeBase(TM) regulatory compliance research engine. This first commercial effort failed.

On July 1,2005 Manakoa Services Corporation ("Manakoa") (PK:MKOS) acquired Vigilant Network Technologies, Inc. (VNT), a wholly owned subsidiary of UTEK Corporation("UTEK"), in a stock for stock transaction.

VNT holds an exclusive license to an advanced network topology mapper and quarantine software system, developed and currently in use at Los Alamos National Laboratory. The network topology mapper can rapidly scan an entire network and can quarantine any area down to an individual user to halt the pread of a virus. The licensed technology is independent of switch, hub, or router manufacturer and can be deployed and manipulated from any node in the network.

Subject to the terms and conditions of the Agreement and Plan of Acquisition, all conditions precedent to closing were fulfilled and the transaction was completed June 30, 2005. Upon completion, the acquisition was made effective as of the date the Agreement and Plan of Acquisition was signed, July 1, 2005. All outstanding VNT shares were acquired from UTEK by MANAKOA in exchange for 5,365,854 shares of Manakoa common stock, all issued to UTEK. At this time, Manakoa will continue to hold VNT, as a wholly-owned subsidiary of MANAKOA.

The License Agreement held by VNT is with The Regents of the University of Cal- ifornia having its prinicpal office in Oakland, California ("Licensor"). The license entitles VNT to use certain software owned by Licensor ("Software") and certain intellectual property relating to part of the software for which Licensor has applied for a patent (the "Invention"). VNT may use this Software and Invention and derivatives thereof to train and certify personnel to enable such personnel to perform testing and assessment of enterprise vulnerabilities.

The Software consists of three parts: certain Network Topology Mapper Patent (S#102,394; Network Mapper Software (Copyright C-05,071) and Quantine Software (Copyright C-05,069) which were developed in the course of the University's research and development at Los Alamos National Laboratory.

The University desires that such Technology be developed and utilized to the fullest extent possible so as to enhance the accrual of economic and technological benefits to the U.S. domestic economy, and is therefore willing to grant an exclusive license in Patent Rights and Copyrights that protect the Technology.

The University grants to the Licensee an exclusive worldwide right and license to make, have made, use, import, sell and offer to sell, and have sold Licensed Inventions under the Patent Rights, with the right to sublicense others. The University expressly reserves the right to use the Technology, including the right to make, have made, use and have used Licensed Invesntions for any noncommercial purpose, including, but not limited to, Cooperative Research and Development Agreements, Work for Others Agreements, and User Facility Agreements.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

In consideration for the License, the Licensee (VNT) has agreed to the following fees and royalties. VNT has made an initial, nonrefundable License Issue Fee payment of $100,000 upon execution of this License Agreement. VNT will pay a royalty of five percent (5.0%) of its net sales during the term of this License Agreement.

Starting in July 2006, certain minimum Annual License Fees must be made to maintain the license ($10,000 in 2006, rising to $40,000 in 2009 and years thereafter through 2021). In addition, VNT will pay eighty percent (80%) of all consideration, including, but not limited to, royalties, equity, and sublicense issue and annual fees received from sublicensee(s) in consideration for the Licensed Invention for the life of the sublicense in cases where the University is involved in the development of the sublicense within the first twelve (12) months after execution of this agreement. In cases where the Company developed the sublicense without the involvement of the University, the University will receive fifty percent (50%). The Licensee will not owe any consideration to the University for the first thirty-five thousand dollars ($35,000) (cumulative) of sublicense issue fees paid to the Licensee during the first twelve (12) months after execution of this license for sulicense where the University was involved in the development of the sublicens.

VNT shall prepay a $15,000 fee for licensing technical assistance to assist implementation of the Licensed Technology to be utilized by Licensee. Specifics of the technical assistance program will be defined by mutual agreement subsequent to the execution of the license agreement. Any amount not used in excess of $1,000 will be returned to the licensee.

VNT will present a revised commercialization plan to the University within ninety (90) days of the execution of this agreement. If the commercialization plan is deemed unacceptable by the University for the appropriate commercialization of this technology, this exclusive license agreement shall terminate and my be converted to a non-exclusive license agreement. If this license agreement is converted to a non-exclusive license, then the University will refund to the Licensee fifty-thousand dollars ($50,000) from the original license issue fee.

The Licensee will demonstrate a working (beta) version of the software on or before Januray 1, 2006.

The Licensee will make first sales of a commercial product based on Licensed Invention on or before July 1, 2006.

If the minimum royalties are not paid, or the other amounts described above are not paid, Licensor may convert the entire license into a non-exclusive license or terminate the license, at Licensor's sole discretion.

As announced in our 8K of January 26, 2006, and later amended February 21, 2006: Due to the inability of past management's efforts involved in completing the Manakoa Compliance Services release, the company was unable to deliver the working version of the software on or before the January 1, 2006 deadline. On January 9, 2006, the exclusive license was formally terminated by Los Alamos National Laboratory, and a new non-exclusive license was presented for acceptance.

On January 13,2006, Manakoa Services Corporation entered into a new non-exclusive Patent and Copyright License Agreement with the Regents of the University of California and Los Alamos National Laboratory. Manakoa Services Corporation paid a non-refundable License Issue Fee in the amount of $50,000 and a Technical Assistance Fee in the amount of $15,000. Any amount not used in excess of $1,000 of the Technical Assistance Fee will be refunded.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

License rights

The Company acquired Non-exclusive license rights to a certain Network Topology Mapper Patent and certain Network Mapper Software and Quarantine Software copyrights.

In consideration for the license, the Company agreed to the following payments:

o	$50,000 License Issue Fee;
o	$15,000 Technical Assistance Fee;
o	Annual license fees due and payable as follows: July 1, 2006 $10,000;

July 1, 2007 $30,000; July 1, 2008 $40,000; and $40,000 per year continuing each July 1st, through 2021.

In addition, royalties equal to 12% of net sales are due quarterly during the term of the agreement.

Milestones and Contingencies include: A product available for inspection by 12/31/2007; and first commercial sale by 12/31/2008.

This non-exclusive license was formally accepted on January 13, 2006.

The original terms of the agreement were disclosed in an 8K filing dated July 7, 2005.The Audited Financials were filed November 21,2005. See also Amended 10QSB/A filing dated January 25, 2006.

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

There are two primary pillars in to this product roll-out strategy: Manakoa Risk and Regulatory ComplianceSuite(TM) and Standalone Applications

o
Compliance WorkCenter(TM) accesses the state of compliance, performs appropriate shortfall analyses, and provides Board of Director level plans for achieving compliance. This product is divided into several independent applications that will also be released separately. The first announced stand alone product is the Manakoa Compliance Service that aligns critical IT assets with regulatory and best practices policies shipped second quarter.

Compliance Command and Control Center(TM) or C4(TM) will transform the Board approved plan into a mapped enterprise control environment via Preventative, Detective and Recovery. Technical controls are designed to alert, minimize, or recover from non-compliant and vulnerable states; displayed with progress monitored on current, user-specific dashboard views. The first announced stand alone products associated with C4(TM) are the Manakoa Compliance Microsoft Operations Management packs that provide event reports and alert management with a mid 2006 release date.

Manakoa Knowledge Transfer and Certification Products

o
Manakoa Risk KnowledgeBase(TM) is an Internet based research engine for corporate risk management and compliance issues, resources and questions. It provides subscribers a common site that unites the various facets of Manakoa's Risk Management Information System. The portal site contains accessto specific legislation, cross referenced internal standards, securitybulletins, legal opinions, policy templates and guidelines, live linked reports and publications. The Manakoa KnowledgeBase(TM) was made commercially available the first quarter of 2005.

o
The Advanced Network Topology Mapper (ANTM) and quarantine sofware system will be designed to rapidly scan an entire network and can quarantine any area down to an individual user to halt the spread of a virus. The licensed technology will be independent of switch, hub, or router manufacturer and can be deployed and manipulated from any node in the network.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The Advanced Network Topology Mapper (ANTM) is an acquired worldwide technology license, as reported in the company's 8K filing of July 7, 2005 and amended via 8k filing dated February 21, 2006. Manakoa's role is to work jointly with Los Alamos Labs to augment the development and commercialize the technology on a world wide basis. The first year of joint development has been much slowerthan both parties anticipated.

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

Need for Additional Financing.

The Company will need to raise additional funds in the next twelve months to satisfy its cash requirements. The Company is currently seeking to raise $2 million in a private placement of securities and intends to seek an additional $5 million in public offering of securities. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that these financings, or other sources of additional funding, will be essential for the Company to satisfy its cash requirements for more than approximately eighteen months. In the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to obtain financing sooner than anticipated, seek further additional financing or curtail its activities. Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The Company envisions a requirement for two rounds of funding. Initially, it is expected that the Company will raise $2.0 million in a private placement in order to accelerate the development and market entry for its compliance solutions and provide general administrative expenses. A second round of public financing will be sought for $5 million to advance market penetration and support second-generation product development. The Company currently has no commitments or understandings for these or any other additional financings and there can be no assurance that any additional financing will be available to the Company.

MANAKOA Use of Proceeds	Initial Round	Second Round-$5.0 million
Administrative/Funding Costs	$250,000	$ 625,000
Product Development	$800,000	$1,500,000
Market Validation and Use Cases	$225,000	$ 400,000
Expand Facilities and Infrastructure	$250,000	$ 850,000
Market Development and Demand Creation	$275,000	$ 625,000
Working Capital	$200,000	$1,000,000

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

We have audited the consolidated balance sheet of Manakoa Services Corporation (a development stage enterprise) as of December 31, 2005, and the related consolidated statements of operations, changes in shareholder’s deficit, and cash flows, for the years ended December 31, 2005 and 2004, and from November 21, 2001 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manakoa Services Corporation as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and from November 21, 2001 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Englewood, Colorado
May 18, 2006

MANAKOA SERVICES CORPORATION
(A development Stage Company)
Consolidated Balance Sheet

December 31, 2005

Assets
Prepaid expenses:
Prepaid consulting services (Note 2)…	$14,000
Prepaid expenses, related party (Note 2)…	16,203
Prepaid expenses, other…	20,000
Property and equipment, net of accumulated depreciation
of $296 (Note 3)…	1,095
Deposit (Note 2)…	50,000

$101,298

Liabilities and Shareholders' Deficit
Liabilities:
Bank overdraft	$1,005
Accounts payable, related party (Note 2)	81,634
Accounts payable, other	569,421
Accrued payroll and payroll taxes	523,473
Notes payable:
Related party, current maturities (Note 2)	273,991
Other (Note 5)	1,325,000
Accrued interest payable:
Related party (Note 2)	30,634
Other (Note 5)	185,455
Indebtedness to related parties (Note 2)	220,375
Other accrued liabilities	11,900
Total liabilities…	3,222,888

Shareholders' deficit (Notes 2, 5 and 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 200,000,000 shares authorized,
44,264,847 shares issued and outstanding	44,265
Additional paid-in capital	6,173,989
Deficit accumulated during the development stage	(9,339,844)
Total shareholders’ deficit…	(3,121,590)

$101,298

See accompanying notes to consolidated financial statements

MANAKOA SERVICES CORPORATION
(A development Stage Company)
Consolidated Statements of Operations

			November 21,
			2001
			(Inception)
	For the Years Ended		Through
	December 31,		December 31,
	2005	2004	2005
Service revenue	$21,856	$—	$111,481

Operating expenses:
Cost of services	—	—	83,775
Stock-based compensation (Notes 2 and 6):
Software research and development	—	67,500	547,500
Consulting, related parties	—	700,000	700,000
Consulting, other	479,546	515,542	995,088
Investor relations	—	289,000	289,000
Common stock options	60,881	526,050	586,931
Research and development	666,757	696,256	2,013,013
Loss on disposal of assets	26,664	—	26,664
Impairment of license rights (Note 8)	126,137	—	126,137
Rent and utilities, related party (Note 2)	70,629	71,857	194,593
General and administrative costs:
Salaries and payroll taxes	469,696	239,766	859,462
Professional fees	195,102	279,265	513,182
Consulting	306,520	290,798	645,368
Insurance	41,443	80,987	122,430
Other	271,138	146,565	392,195

Total operating expenses	2,714,513	3,903,586	8,095,338

Loss from operations	(2,692,657)	(3,903,586)	(7,983,857)

Interest expense:
Debt issue costs (Note 5)	(517,500)	(517,500)	(1,035,000)
Related party (Note 2)	(15,300)	(14,500)	(29,800)
Other	(200,414)	(89,939)	(291,187)

Total interest expense	(733,214)	(621,939)	(1,355,987)

Loss before income taxes	(3,425,871)	(4,525,525)	(9,339,844)

Income tax provision (Note 4)	—	—	—

Net loss	$(3,425,871)	$(4,525,525)	$(9,339,844)

Basic and diluted loss per share	$(0.09)	$(0.15)

Weighted average common shares outstanding	37,970,622	29,228,641

See accompanying notes to consolidated financial statements

MANAKOA SERVICES CORPORATION
(A development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-In	Development
	Shares	Par Value	Subscriptions	Capital	Stage	Total

Balance, November 21, 2001 (inception)	—	$—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—

Balance, December 31, 2001	—	—	—	—	—	—

January 1, 2002, stock sold to an
officer (Note 2)	6,100,000	6,100	—	(6,000)	—	100
Management and administrative services
contributed by an officer (Note 2)	—	—	—	75,000	—	75,000
Net loss	—	—	—	—	(167,871)	(167,871)

Balance, December 31, 2002	6,100,000	6,100	—	69,000	(167,871)	(92,771)

November 24, 2003, stock issued to
acquire net liabilities of Manakoa
Services Corporation (Note 1)	12,200,000	12,200	(610)	(13,626)	—	(2,036)
November 25, 2003, following
recapitalization	18,300,000	18,300	(610)	55,374	(167,871)	(94,807)

December 2003, stock issued in exchange
for software development services
(Note 6)	1,000,000	1,000	—	479,000	—	480,000
December 18, 2003, stock issued to
acquire net liabilities of Electronic
Identification, Inc (Note 1)	8,553,783	8,554	—	(409,769)	—	(401,215)
December 19, 2003, following
recapitalization	27,853,783	27,854	(610)	124,605	(167,871)	(16,022)
Net loss	—	—	—	—	(1,220,577)	(1,220,577)

Balance, December 31, 2003	27,853,783	27,854	(610)	124,605	(1,388,448)	(1,236,599)

Receipt of stock subscription	—	—	610	—	—	610
Common stock issued in exchange for
services (Note 6)	2,433,000	2,433	—	1,312,567	—	1,315,000
July 2004, warrants granted as debt
issue costs (Note 5)	—	—	—	1,035,000	—	1,035,000
September 2004, sale of common stock
($50/share) (Note 6)	500,000	500	—	249,500	—	250,000
September 2004, common stock issued
to acquire Advanced Cyber Security,
Inc (Note 9)	1,900,000	1,900	—	179,837	—	181,737
September to December 2004, granted
common stock options (Note 6)	—	—	—	526,050	—	526,050
October 2004, common stock issued
to repay convertible debt (Note 5)	125,000	125	—	49,875	—	50,000
December 2004, common stock issued to
pay for shareholder obligations and
services rendered (Note 2)	1,750,000	1,750	—	873,250	—	875,000
Cancellation of common shares	(50,270)	(50)	—	50	—	—
Net loss	—	—	—	—	(4,525,525)	(4,525,525)

Balance, December 31, 2004	34,511,513	34,512	—	4,350,734	(5,913,973)	(1,528,727)

February 2005, common stock options
exercised	150,000	150	—	1,350	—	1,500
February 2005, beneficial conversion
feature related to issuance of convertible
promissory notes (Note 5)	—	—	—	24,100	—	24,100
March 2005, common stock issued
in exchange for services (Note 6)	11,250	11	—	6,177	—	6,188
March 2005, common stock warrants
exercised	125,000	125	—	7,375	—	7,500
March to June 2005, common stock issued
to repay convertible debt and related
accrued interest (Note 5)	2,456,230	2,456	—	1,155,483	—	1,157,939
May 2005, common stock options
exercised	50,000	50	—	450	—	500
June 2005, common stock warrants
exercised	1,500,000	1,500	—	13,500	—	15,000
July 2005, common stock issued to
acquire Vigilant assets (Note 2)	5,365,854	5,366	—	523,634	—	529,000
July 2005, common stock issued
in exchange for services (Note 6)	95,000	95	—	30,305	—	30,400
Common stock options vested in 2005	—	—	—	60,881	—	60,881
Net loss	—	—	—	—	(3,425,871)	(3,425,871)

Balance, December 31, 2005	44,264,847	$44,265	$—	$6,173,989	$(9,339,844)	$(3,121,590)

See accompanying notes to consolidated financial statements

MANAKOA SERVICES CORPORATION
(A development Stage Company)
Consolidated Statement of Cash Flows

			November 21,
			2001
			(Inception)
	For the Years Ended		Through
	December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(3,425,871)	$(4,525,525)	$(9,339,844)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,197	23,779	28,976
Stock-based compensation - services (Notes 2 and 6)	479,546	1,572,042	2,531,588
Stock-based compensation - options (Note 6)	60,881	526,050	586,931
Debt issue costs, net (Note 5)	517,500	517,500	1,035,000
Loss on disposal of assets	26,664	—	26,664
Loss on impairment of license rights (Note 8)	126,137	—	126,137
Services contributed by an officer	—	—	75,000
Changes in operating assets and liabilities:
Perpaid expenses	459,102	(55,474)	403,628
Accounts payable	441,790	289,982	862,421
Accrued liabilities	776,547	138,311	1,618,202
Net cash used in
operating activities	(532,507)	(1,513,335)	(2,045,297)

Cash flows from investing activities:
Property and equipment purchases	(8,579)	(25,122)	(33,701)
Cash acquired in EIDT merger	—	—	4,797
Net cash used in
investing activities	(8,579)	(25,122)	(28,904)

Cash flows from financing activities:
Proceeds from issuance of convertible debt (Note 5)	57,500	857,500	915,000
Principal payments on promissory note
owed to an officer (Note 2)	—	(15,000)	(15,000)
Proceeds from issuance of promissory notes (Notes 2 and 5)	188,991	725,000	913,991
Proceeds from exercise of common stock awards	9,500	—	9,500
Proceeds from sale of common stock (Note 6)	—	250,610	250,710
Net cash provided by
financing activities	255,991	1,818,110	2,074,201

Net change in cash	(285,095)	279,653	—

Cash, beginning of period	285,095	5,442	—

Cash, end of period	$—	$285,095	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued to acquire assets of
Vigilant Network Technologies, Inc (Note 2)	$529,000	$—	$529,000
Common stock issued to repay convertible promissory
notes and related accrued interest (Note 5)	$1,157,940	$—	$1,157,940
Common stock issued to acquire Advanced
Cyber Security, Inc (Note 9)	$—	$181,737	$181,737
Common stock issued to extinguish a
convertible promissory note (Note 5)	$—	$50,000	$50,000
Common stock issued for prepaid
consulting services (Note 6)	$—	$(442,958)	$(442,958)
Common stock issued in Manakoa/SLX
Stock Purchase Agreement (Note 1)	$—	$—	$(2,036)
Common stock issued in Manakoa/EIDT
Stock Purchase Agreement (Note 1)	$—	$—	$(401,215)

See accompanying notes to consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Manakoa Services Corporation (the “Company” or “Manakoa”) was incorporated under the laws of Colorado on November 21, 2001 as Secure Logistix Corporation (“SLX”). On November 25, 2003, the Company entered into a Stock Purchase Agreement with Manakoa Services Corporation-Private Company (“MSC”). On December 19, 2003, the Company entered into a Stock Purchase Agreement with Electronic Identification, Inc. (“EIDT”), a public company registered with the Securities and Exchange Commission (“SEC”). The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company plans to develop its regulatory compliance software operations.

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

In addition to the above terms of the Stock Purchase Agreement, the Company granted 1,000,000 compensatory common stock options (see Note 6) and agreed to pay $500,000 to its employees and contractors as payment for 2003 services. The $500,000 is currently due in the form of promissory notes within the accompanying consolidated financial statements.

EIDT Recapitalization

On December 18, 2003, the Company entered into a Stock Purchase Agreement with EIDT, a Nevada corporation. Under the terms of the Agreement, EIDT agreed to acquire all of the issued and outstanding common stock of the Company in exchange for 19,300,000 shares of EIDT’s common stock. This acquisition has been treated as a recapitalization of Manakoa, with EIDT the legal surviving entity. Since EIDT had minimal assets and no operations, the recapitalization has been accounted for as the sale of 8,553,783 shares of Manakoa common stock for the net liabilities of EIDT. Therefore, the historical financial information prior to the date of the recapitalization, is the financial information of Manakoa. Costs of the transaction have been charged to the period. The recapitalization took place on December 18,

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

2003; however, the consolidated financial statements have been prepared as if the recapitalization took place on December 31, 2003.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to seek additional funding to maintain its operations through debt and equity financing. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

Property, equipment and depreciation

Property and equipment are stated at cost and are depreciated over their estimated useful lives, approximately five years, using the straight-line method.

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

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Software development costs are recorded in accordance with Statement on Financial Accounting Standards (“SFAS”) Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Costs incurred to establish the technological feasibility of computer software to be sold, leased, or otherwise marketed are expensed as incurred to research and development costs. Once technological feasibility is established, the cost of producing product masters for the software is capitalized. Capitalization of the software development costs ceases and amortization of the capitalized costs commences when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

Research and development costs totaled $666,757 and $696,256 for the years ended December 31, 2005 and 2004, respectively. The Company has not capitalized any software development costs as of December 31, 2005.

Impairment of Software Development Costs

The Company will review software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are assessed for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. The Company did not have any capitalized software development costs at December 31, 2005.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

At December 31, 2005, there was no variance between basic and diluted loss per share as all potentially dilutive common shares outstanding (including 1,200,000 common stock options and 115,000 common stock warrants) were anti-dilutive.

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

Fair value of financial instruments

The carrying amounts of cash, accounts and notes payable and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method. Pro forma disclosures have been included in Note 6.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets,” an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard will have a significant effect on the Company’s financial statements if management continues to issue equity instruments in exchange for employee services. In addition, the Company will be required to record the fair value of compensation costs for services performed after January 1, 2006 to meet the vesting requirements of any equity awards granted prior to the SFAS 123R effective date.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement is effective for fiscal years beginning after June 15, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 2: RELATED PARTY TRANSACTIONS

Indebtedness to related parties

At December 31, 2005, the Company owed a former director $81,634, respectively, for services performed on behalf of the Company. This balance is included in the accompanying condensed consolidated financial statements as “Accounts payable, related party”.

As of December 31, 2005, the Company owed its officers, employees and an affiliate a total of $220,375 for accrued salaries, accrued rent, and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $220,375 is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

As part of its merger with EIDT, the Company assumed $206,275 in advances owed to two shareholders of the Company. These advances are non-interest bearing and are due on demand. During the year ended December 31, 2004, the Company repaid $31,275 in cash and extinguished the remaining $175,000 through the issuance of 1,750,000 shares of the Company’s common stock. The common stock was valued at $875,000 based on the quoted market price of the stock on the transaction date, or $.50 per share. The excess valuation of the common stock, totaling $700,000, has been charged to consulting for services performed on behalf of the Company. The $700,000 is included in the accompanying consolidated financial statements as “Stock-based compensation - consulting, related parties”.

Promissory notes payable to related parties consist of the following at December 31, 2005:

Note payable to former CEO issued on November 23, 2003,
matures March 31, 2006, 8% annual interest rate,
unsecured	$185,000
Note payable to an officer issued on December 31, 2005,
payable on demand after June 30, 2006, 10% annual
interest rate, unsecured	50,991
Note payable to an officer issued on December 31, 2005,
payable on demand after June 30, 2006, 10% annual
interest rate, unsecured	38,000
$273,991

Accrued interest payable on the above notes totaled $30,634 at December 31, 2005.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2: RELATED PARTY TRANSACTIONS - continued

Vigilant asset acquisition

On July 1, 2005, the Company acquired the assets of Vigilant Network Technologies, Inc. (“Vigilant”) from Utek Corporation (amex: UTK) (“Utek”). Utek is a shareholder of more than 10% of the Company’s issued and outstanding common stock and is considered a related party. The Company acquired Vigilant’s assets from Utek in exchange for 5,365,854 shares of the Company’s common stock. The Company conducted the acquisition in order to obtain Vigilant’s cash, rights, and customer relationships. Because the transaction occurred between related parties, the assets acquired by the Company were recorded at the predecessor’s (Utek) historical cost basis, or $529,000, as follows:

July 1, 2005
Cash	$465,000
Prepaid consulting services (Technical Assistance fee)	14,000
License issue fee	50,000

Net assets acquired	$529,000

On June 30, 2005, Vigilant entered into an Exclusive Patent and Copyright License Agreement with the Regents of the University of California. Vigilant paid a non-refundable License Issue Fee in the amount of $100,000 and a Technical Assistance Fee in the amount of $15,000. The license fee is non-refundable unless the Company’s commercialization plan is deemed unacceptable by the University. If the plan is deemed unacceptable, the license agreement will terminate and may be converted to a non-exclusive license. If the license is converted to a non-exclusive license, the University will refund $50,000 to Vigilant. To date, no commercialization plan has been deemed acceptable or unacceptable. Any amount not used in excess of $1,000 of the Technical Assistance Fee will be refunded to Vigilant.

License rights

The Company acquired exclusive license rights to a certain Network Topology Mapper Patent and certain Network Mapper Software and Quarantine Software copyrights.

In consideration for the license, the Company agreed to the following payments:

•	$100,000 License Issue Fee, described above;
•	$15,000 Technical Assistance Fee, described above;
•	Annual license fees due and payable according to the following schedule:

July 1, 2006	$10,000	July 1, 2014	$40,000
July 1, 2007	$20,000	July 1, 2015	$40,000
July 1, 2008	$30,000	July 1, 2016	$40,000
July 1, 2009	$40,000	July 1, 2017	$40,000
July 1, 2010	$40,000	July 1, 2018	$40,000
July 1, 2011	$40,000	July 1, 2019	$40,000
July 1, 2012	$40,000	July 1, 2020	$40,000
July 1, 2013	$40,000	July 1, 2021	$40,000

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2: RELATED PARTY TRANSACTIONS - continued

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

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. (“ABI”), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain administrative expenses utilized by both parties. During the years ended December 31, 2005 and 2004, the Company incurred rent and administrative expenses totaling $70,629 and $71,857, respectively. The Company made payments to ABI totaling $57,864 and $112,903 during the years ended December 31, 2005 and 2004, resulting in prepaid expenses of $16,203 as of December 31, 2005.

Common stock sale

On January 1, 2002, the Company sold 6,100,000 shares of its $.001 par value common stock to the officer for $100.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Computer equipment	$1,391
Less accumulated depreciation	(296)
$1,095

Depreciation expense totaled $5,197 and $11,279, for the years ended December 31, 2004 and 2003, respectively.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 4: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2005	2004
U.S. federal statutory graduated rate.	34.00%	34.00%
State income tax rate, net of federal benefit	3.06%	3.06%
Net operating loss for which no tax benefit
is currently available.	-37.06%	-37.06%
Effective rate	0.00%	0.00%

At December 31, 2005, deferred taxes consisted of a net tax asset of $3,421,412, due to operating loss carryforwards of approximately $9,171,973, which was fully allowed for in the valuation allowance of $3,421,412. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended December 31, 2005 and 2004 were $1,269,484 and $1,676,969, respectively. The change in the valuation allowance for the years ended December 31, 2005 and 2004 were also $1,269,484 and $1,676,969, respectively. Net operating loss carryforwards will expire through 2025.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE 5: NOTES PAYABLE AND CONVERTIBLE DEBT

Convertible notes payable

As of December 31, 2004, the Company had issued $997,500 in convertible promissory notes along with warrants to purchase 1,995,000 shares of the Company’s common stock at $1.10 per share. The notes carried a 10 percent interest rate and matured one year from the date of the note. The first $310,000 in notes issued between October 2003 and January 2004 could be converted into the Company’s common stock, at a rate of $.40 per share. The remaining $687,500 of notes issued in 2004 could be converted into the Company’s common stock, at a rate of $.50 per share. On the maturity date of the respective notes, the Company held the right and option to automatically convert the unpaid principal balance and accrued interest then outstanding into the number of common shares resulting from dividing the entire unpaid principal and accrued interest by an amount equal to the established exercise price ($.40 or $.50 per share).

During the three months ended March 31, 2005, the Company issued warrants to the debt holders to purchase 1,085,000 shares of the Company’s common stock. The warrants carried an exercise price of $1.10 per share and expired on September 30, 2005. The Company valued the options in accordance with SFAS 123. The fair value of the warrants was calculated at $.019 per share and totaled $20,615, which was recorded as stock-based compensation in the accompanying condensed consolidated financial statements for the year ended December 31, 2005.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5: NOTES PAYABLE AND CONVERTIBLE DEBT - continued

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.50%
Dividend yield	0.00%
Volatility factor	53.473%
Weighted average expected life	180 days

During February 2005, the Company issued an additional $57,500 in convertible promissory notes with warrants to purchase 115,000 shares of the Company’s common stock at $1.10 per share. The notes carried a 10 percent interest rate and matured one year from the date of the note. The notes could be converted into the Company’s common stock, at a rate of $.50 per share. The quoted market price of the Company’s common stock ranged between $.68 and $.72 on the dates the notes were issued, which resulted in a beneficial conversion totaling $24,100.

During March and June 2005, the Company issued 2,456,230 shares of its common stock to extinguish all of the convertible promissory notes, totaling $1,055,000, (including all $310,000 convertible at $.40 per share and $745,000 convertible at $.50 per share) and $102,940 in related accrued interest.

As of December 31, 2005, warrants remained to purchase 115,000 shares of the Company’s common stock at a price of $1.10 per share. The warrants expired in February 2006.

Other notes payable

The Company’s remaining promissory notes payable consist of the following at December 31, 2005:

Note payable to an individual issued on June 30, 2004, matured June 30, 2005, convertible to the Company's common stock at a rate of $.50 per share, 10% annual interest rate (In Default)	$250,000

Note payable to an individual issued on November 15, 2004, payable on demand after February 15, 2005, 10% annual interest rate, unsecured (Payment demanded and in Default)	150,000

Note payable to an individual issued on December 3, 2004, payable on demand after June 30, 2005, 10% annual interest rate, unsecured	300,000

Note payable to an individual issued on April 13, 2005, payable on demand after June 30, 2005, 10% annual interest rate, unsecured	100,000

Note payable to an individual issued on December 30, 2004, payable on demand after June 30, 2005, 10% annual interest rate, unsecured (Payment demanded and in Default)	25,000

Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured	100,000

Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured	135,000

Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured	265,000
$1,325,000

Accrued interest payable on the above notes totaled $184,957 at December 31, 2005.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
NOTE 6: STOCKHOLDERS’ DEFICIT

Accrued interest payable on the above notes totaled $184,957 at December 31, 2005.

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

Common stock

During July 2005, the Company issued 95,000 shares of its common stock in exchange for business consulting services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.32 per share. Stock-based compensation expense of $30,400 has been recognized in the accompanying condensed consolidated financial statements for the year ended December 31, 2005.

During March 2005, the Company issued 11,250 shares of its common stock in exchange for business consulting services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.55 per share. Stock-based compensation expense of $6,188 has been recognized in the accompanying condensed consolidated financial statements for the year ended December 31, 2005.

During the year ended December 31, 2004, the Company issued 2,185,000 shares of its common stock in exchange for research and development, investor relations and business consulting service contracts. The transactions were valued at the quoted market price of the common stock on the transaction date and totaled $1,191,000. Stock-based compensation expense of $748,042 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2004. The remaining $442,958 was recorded as prepaid consulting services at December 31, 2004 and charged to stock-based compensation during the year ended December 31, 2005.

On September 30, 2004, the Company issued 248,000 shares of its common stock and 248,000 stock purchase warrants in exchange for investor relations services. The transaction was valued at the quoted market price of the common stock on the transaction date. Stock-based compensation expense of $124,000 was recognized in the accompanying consolidated financial statements for the year ended December 31, 2004. The warrants are exercisable at a price of $1.10 per share and expired on September 30, 2005.

During September 2004, the Company sold 500,000 units to UTEK Corporation (amex: UTK) through a private offering. Each unit consisted of one share of the Company’s common stock and one warrant to purchase an additional share of common stock at a price of $1.10 per share. The unit price was $.50 per unit, resulting in total proceeds of $250,000. The offering was made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The units were sold through the Company’s officers and directors.

During September 2004, the Company issued 1,900,000 shares of its common stock to acquire Advanced Cyber Security, Inc. (“ACSI”), see Note 8.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6: STOCKHOLDERS’ DEFICIT - continued

Common stock options

Options granted to non-employees, accounted for under the fair value method

During January and March 2005, the Company granted two consultants options to purchase an aggregate of 120,000 shares of the Company’s common stock. 100,000 options carry an exercise price of $.66 per share and the remaining 20,000 options carry an exercise price of $.01 per share. The options vest as follows:

Number of
Options	Vesting Date
25,000	Date of grant
20,000	September 15, 2005
75,000	Ratably over 36 months
120,000

All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.70 and $.80 per share. The Company valued the options in accordance with SFAS 123. The fair value of the options ranged between $.355 and $.691 per share and totaled $49,320, of which $26,581 had vested and was recorded as stock-based compensation in the accompanying consolidated financial statements for the year ended December 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.50%
Dividend yield	0.00%
Volatility factor	53.473%
Weighted average expected life	3 years

The above options were cancelled as of December 31, 2005 following the termination of the consultants’ engagements.

Between September and December 2004, the Company granted its consultants options to purchase an aggregate of 850,000 shares of the Company’s common stock. 500,000 options carry an exercise price of $.66 per share and the remaining 350,000 options carry an exercise price of $.01 per share. 100,000 options vest on November 4, 2005, the remaining options vested on the date of grant. All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.40 and $.70 per share. The Company valued the options in accordance with SFAS 123. The fair value of the options ranged between $.243 and $691 per share and totaled $281,050, which was recorded as stock-based compensation in the accompanying consolidated financial statements for the year ended December 31, 2004.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6: STOCKHOLDERS’ DEFICIT - continued

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	115.15%
Weighted average expected life	3 years

Options and warrants assumed in recapitalization

During the year ended December 31, 2003, EIDT granted non-employees options to purchase 50,000 shares of the Company’s common stock and warrants to purchase 125,000 shares. The stock awards were granted for services provided. The exercise prices range from $.06 (125,000 shares) to $.10 (50,000 shares). The options and warrants expired between January 27, 2005 and September 10, 2005. The fair value of the awards were determined in accordance with SFAS 123 and resulted in stock-based compensation expense of $25,400.

The fair value for the options granted during the period was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	286.12%
Weighted average expected life	1 year

Options granted to employees, accounted for under the intrinsic value method

During March 2005, the Company granted its employees options to purchase an aggregate of 80,000 shares of the Company’s common stock. 30,000 options carry an exercise price of $.66 per share and the remaining 50,000 options carry an exercise price of $.01 per share. The options vest as follows:

Number of
Options	Vesting Date
15,000	April 1, 2005
30,000	April 18, 2005
15,000	July 1, 2005
20,000	September 5, 2005
80,000

All of the options expire three years from the grant date. The quoted market price of the common stock ranged between $.63 and $.70 per share. All of the options were granted at an exercise price below the quoted market price on the date of grant, which resulted in total stock-based compensation of $34,300, of which all $34,300 had vested and was recorded as stock-based compensation in the accompanying consolidated financial statements for the year ended December 31, 2005.

The above options were cancelled as of December 31, 2005 following the departure of the employees from the Company.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6: STOCKHOLDERS’ DEFICIT - continued
Between September and December 2004, the Company granted its employees options to purchase an aggregate of 2,785,000 shares of the Company’s common stock. 2,185,000 options carry an exercise price of $.66 per share and the remaining 600,000 options carry an exercise price of $.01 per share. The options vest as follows:

Number of
Options	Vesting Date
1,350,000	Date of grant
100,000	January 1, 2005
1,335,000	Ratably over 36 months
2,785,000

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

On November 25, 2003, the Company granted 1,000,000 compensatory common stock options to its employees and contractors as payment for 2003 services. The 1,000,000 options had an exercise price of $.0001 per share and vested on the grant date. Due to the nominal exercise price the options were immediately exercised and, for accounting purposes, the transaction has been recorded as the issuance of 1,000,000 shares of the Company’s common stock in exchange for services. The shares issued in the transaction were valued based on the fair market value of the Company’s common stock on the transaction date, or $.48 per share (following the December 19, 2003 merger with Electronic Identification, Inc.). Stock-based compensation expense totaling $480,000 was recognized in the accompanying consolidated financial statements.

As stated in the Summary of Significant Accounting Polices, the Company accounts for awards of stock-based employee compensation under the intrinsic value method of Opinion 25. Companies that elect to use the method provided in Opinion 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6: STOCKHOLDERS’ DEFICIT - continued

	For The Years Ended
	December 31,
	2005	2004
Net loss, as reported	$(3,4325,871)	$(4,525,525)

Stock-based employee compensation, as reported	$34,300	$245,000

Stock-based employee compensation, fair value	$68,467	$375,979

Pro forma net loss	$(3,460,038)	$(4,656,504)

Basic and diluted net loss per common share, as reported	$(0.09)	$(0.15)

Pro forma basic and diluted net loss per common share	$(0.09)	$(0.16)

The following schedule summarizes the changes in the Company’s stock awards:

	Awards Outstanding and Exercisable		Weighted Average	Weighted Average
	Number of	Exercise Price	Exercise Price	Remaining
	Shares	Per Share	Per Share	Contractual Life
Balance at January 1, 2004	175,000	$.06 to $.10	$0.07	1.5 years
Awards granted	5,883,000	$.01 to $1.10	$0.45	3 years
Awards exercised	-	$0.00	$-	N/A
Awards cancelled/expired	-	$0.00	$-	N/A

Balance at December 31, 2004	6,058,000	$.01 to $1.10	$0.43	2.75 years

Awards granted	1,400,000	$.01 to $1.10	$1.00	0.1 years
Awards exercised	(1,825,000)	$.01 to $.06	$0.01	N/A
Awards cancelled/expired	(4,318,000)	$.01 to $1.10	$0.77	N/A

Balance at December 31, 2005	1,315,000	$.01 to $1.10	$0.53	1.64 years

NOTE 7: COMMITMENTS

On February 16, 2004, the Company began leasing office space in Boulder, Colorado for its product development team. Lease payments increase from $1,660 per month to $6,500 per month through May 31, 2006, when the lease expires. Rent expense under the lease totaled $63,595 and $11,333 for the years ended December 31, 2005 and 2004, respectively.

Future minimum payments due under the lease agreements are as follows:

December 31,
2006	$32,500

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8: LICENSE RIGHTS AND IMPAIRMENT

Advanced Cyber Security, Inc. ("ACSI"), the Company's wholly-owned subsidiary, acquired license rights to a prototype program for systems administrator simulation training (SAST) from Battelle Memorial Institute (the "Licensor") in August 2004. The program purportedly provided rapid evaluation of the cyber security experience of system administrators to identify, circumvent or recover from hacker activity. Manakoa management subsequently concluded that material deficiencies existed in the purported functionality of the licensed matter. These discrepancies were documented by Manakoa and set forth Battelle officials without satisfactory resolution. As stated in the 8K filing dated July 13, 2005, Manakoa Services Corporation and Battelle Corporation have bi-laterally terminated the agreement disclosed in the 8K filing dated September 7, 2004. Manakoa conducted discussions with Pacific Northwest National Laboratory managed by the Battelle Corporation regarding the technological viability of licensed technology beginning in the fourth quarter of 2004. Despite documented concerns from Manakoa management, roadmap discussions with PNNL lab officials continued from December 2004 through April 2005. Manakoa’s internal analysis of the licensed technology continued through the second quarter of 2005 including investigations on adopting the Cyber Attack Simulator Trainer in its conceptual form and bundling off-the-shelf alternatives technologies. The Company still believes in the concept but concluded that the actual source material that was licensed from Battelle lacked commercial value. Officials at the national laboratory were apprised of the issues and they agreed to renegotiate the contract. Manakoa renegotiated its professional services contract with Battelle Corporation under which the Pacific Northwest National Laboratories would perform an expanded set of functions including review and verification of Manakoa technology. Requests for support under this amended agreement occurred in the second quarter. Telephone and e-mail exchanges regarding non-performance occurred in the May to June timeframe. The two organizations have subsequently given notice of termination.

During the three months ended June 30, 2005, the Company completed a review of the license technology and determined that the carrying amount of the license rights were not recoverable. As a result of this review, the Company recorded an asset impairment charge of $126,137 during the quarter ended June 30, 2005 for the write-off of the carrying value of the license rights.

NOTE 9: SUBSEQUENT EVENTS

During March 2005, the Company granted its consultants options to purchase an aggregate of 200,000 shares of the Company’s common stock. 130,000 options carry an exercise price of $.66 per share and the remaining 70,000 options carry an exercise price of $.01 per share. All of the options expire three years from the grant date.

During January and February 2005, stock awards were exercised resulting in the issuance of 275,000 shares of the Company’s common stock. Proceeds from the stock awards totaled $9,000.

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

Name	Age	Position	Year first elected
Stuart Platt	72	Chairman of The Board	2003
James C. Katzaroff	49	President, Director	2003
Ken Hatch	70	Director	2004
Robert A. Papke	50	Director and Secretary	2004

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

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

James C. Katzaroff, C.E.O. and Director

Mr. Katzaroff brings a wealth of business and corporate finance experience to Manakoa. Since 1998, Mr. Katzaroff has held senior positions at Telemac, including Chief Financial Officer, Senior Vice President-Finance, Sr. Vice President, and Corporate Secretary of Telemac, Inc., an international communications venture active in the wireless telephony market. At Telemac, he was responsible for the venture's corporate strategy, investors and investment banking relationships, and the creation of the original executive team. Prior to Telemac, Mr. Katzaroff was a financial consultant with Smith Barney, Bateman Eichler and E.F. Hutton. Mr. Katzaroff has been a financial advisor for numerous start-up and development stage companies, and has assisted numerous companies with their initial public offerings. Mr. Katzaroff holds a Bachelor's Degree in Business Economics from the University of California, Santa Barbara, and has completed advanced management courses at the University of Washington.

Robert A. Papke, President and Director

Mr. Papke has served as Manakoa's VP and Corporate Secretary for several years. He has held senior management/executive positions with a number of companies and is currently President and board member of Apogee Biometrics, Inc. Prior to ABI, Mr.Papke was the Founder & CEO of IMGI, a marketing & distribution company that licensed and leveraged existing brands into complimentary markets. Prior to IMGI, Mr. Papke served as President/CEO of PhotoTrust, a professional B2B enterprise solutions company. Mr. Papke has also served as General Manager- Professional Services Business Unit for Intel Corporation. Mr. Papke holds a Bachelor's Degree in Business Administration from the University of Southern California.

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

Conflicts of Interest Related to Other Business Activities

James C. Katzaroff, Chief Executive Officer, is also Chairman and CEO of Apogee Biometrics, a shareholder that currently owns approximately 1,972,838 shares or 3.3% of Manakoa Services Corporation. The company rents space from Apogee Biometrics, Inc. for $5,000 per month. Robert Papke is President of Apogee Biometrics, Inc.

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

		ANNUAL COMPENSATION		LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	AWARDS	PAYOUTS	ALL OTHER COMPENSATION
					RESTRICTED STOCK AWARDS($)	SECURITIES UNDERLYING OPTIONS/SARS (#)*	PAYOUTS **	LTIP($)

James C Katzaroff None Chief Executive Officer	2005	150,308 (1)	None	None	None	None	None	None
Robert A. Papke, None President	2005	114,577 (2)	None	None	None	None	None	None
Deborah S.Kasparek Chief Financial Officer None	2005	$ 36,038 (3)	None	None	None	None	None	None

(1) James C. Katzaroff received $53,116 in salary, and deferred $96,922, which is carried as an account payable.

(2) Robert A. Papke received $46,039 in salary and deferred $68,538 which is carried as an account payable.

(3) Deborah S. Kasparek received $19,149 in salary and deferred $16,889 which is carried as an account payable

ITEM 10 EXECUTIVE COMPENSATION - continued

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

Only one director, who has since resigned, took advantage of the BOD motion and actually was paid certain amounts and billed certain amounts pursuant to the schedule above.

Any compensation received by our officers,directors,and management personnel, will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Board of Directors Committees

Persuant to Company by-laws the company has two committees: an Audit and Compensation Committees. The three member Audit Committee is chaired by Admiral Stuart Platt. The three member Compensation is chaired by Ken Hatch. Each committee member's term on the respective committees shall run co-terminously with their term as director, unless terminated by the Board of Directors prior to said natural expiration of said term or terminated due to said Director's resignation from the Board of Directors.

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

Title Class	Name of Beneficial Owner of Group	Nature of Beneficial Ownership	Amount	Percent of Class
Common	James C. Katzaroff	CEO/Director	13,336,521	22.4%*1,2
Common	Utek Corporation	Investor	7,647,561	10.3%*5,6
Common	Robert A. Papke	President/Director	6,147,838	10.3%*5,6
Common	Dr. G. Robert Williams	Founder	6,103,000	10.2%
Common	Michael Sandoval/Founders Group Inc.	Founder	6,100,000	10.2%
Common	Admiral Stuart Platt	Director	3,352,808	5.6%*3
Common	Kenneth L. Hatch	Director	3,300,000	5.5%*4
Common	Kenin M. Spivak	Investor	3,000,000	5.0%
Common	Deborah Kasparek	CFO	838,888	1.4%*7
Common	Common All Directors and Executive Officers As a Group (5 in number)		26,976,055	45.2%

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
James  C.  Katzaroff, Chief Executive Officer, directly owns an approximate  15% interest in  Apogee Biometrics, Inc.

*1   James C. Katzaroff, President of Manakoa, directly owns 7,497,017 common shares of  Manakoa and 3,000,000 options and 644,444 warrants
*2   James C.  Katzaroff is Chairman  and CEO of Apogee  Biometrics,  Inc.,  and indirectly owns 2,195,060 shares
*3   Admiral Stuart Platt owns 3,152,808 common shares and 200,000 options
*4   Kenneth L. Hatch owns 3,000,000 common shares and 300,000 options
*5   Robert A. Papke owns 3,438,889 common shares and 225,000 options and 288,889 warrants
*6   Robert A. Papke is President of Apogee Biometrics, Inc., and indirectly owns 2,195,060 shares

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1	Articles of Incorporation (incorporated by reference to the Company's SEC Form 10KSB/A filed with the SEC on June 20, 2000)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Form 8-K filed with the SEC on March 15, 2004)

3.3	By Laws (incorporated by reference to the Company's SEC Form 10KSB/A filed with the SEC on June 20, 2000)

10.1	2004 Combined Incentive and Non-Qualified Stock Option Plan (incorporated by reference to the Company's Form 8-K filed with the SEC on March 15, 2004)

31.1	*Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of James C. Katzaroff, as Principal Executive Officer.

31.2	*Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Debra Kasparek, as Principal Financial Officer.

32.1	*Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James. C. Katzaroff, CEO, as Principal Executive Officer and Debra Kasparek, Interim-CFO, as Principal Financial Officer.

*Filed herewith

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cordovano and Honeck, P.C., Denver, Colorado served as independent auditors of the Company for the year ended December 31, 2005.

The Company's board of directors pre-approves all services performed by the Company's principal auditor.

	2005	2004
Audit Fees	$20,893.75	$17,015.70
Tax Fees	$0.00	$0.00
	$20,893.75	$17,015.70

The Audit fees for the years ended December 31, 2005 and 2004 were for professional services rendered for the audit of the annual consolidated financial statements and review of the financial statements included in the of the Company's form 10KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation

Date: May 19, 2006	By:	/s/ James C. Katzaroff
James C. Katzaroff
C.E.O.