Form 10QSB
period 2006-03-31
MANAKOA SERVICES CORP
filed 2006-06-13
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ending March 31, 2006

 MANAKOA SERVICES CORPORATION
 (Exact name of registrant as it appears in its charter)

000-27365
(Commission File Number)

  Nevada
88-0440528

  (State or jurisdiction of Incorporation or organization)
(I.R.S. Employer Identification No.)

7203 W. Deschutes Avenue, Suite B, Kennewick, WA 99336
(Address of Principal Executive Office)

(509) 736-7000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (b) of the Act: Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

 At the end of the quarter ending March 31, 2006, there were 48,857,440 isued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MANAKOA SERVICE CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)
March 31, 2006

Assets
Prepaid expenses:
Prepaid consulting services	$98,211
Prepaid expenses, related party (Note 2)	32,662
Prepaid expenses, other	20,000
Property and equipment, net of accumulated depreciationof $366	1,025

$151,898

Liabilities and Shareholders' Deficit
Current liabilities:
Bank overdraft	$21
Accounts payable:
Related parties (Note 2)	82,414
Other	602,666
Notes payable:
Related party (Note 2)	273,991
Other (Note 4)	1,325,000
Accrued interest payable:
Related party (Note 2)	36,559
Other (Note 4)	226,509
Indebtedness to related parties (Note 2)	206,982
Accrued payroll and payroll taxes	622,572
Total current liabilities	3,376,714

Shareholders' deficit (Notes 2, 4 and 5):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
-0- shares issued and outstanding.	—
Common stock, $.001 par value; 200,000,000 shares authorized,
57,820,402 shares issued and outstanding	57,820
Additional paid-in capital	7,057,163
Deficit accumulated during the development stage	(10,339,799)
Total shareholders’ deficit	(3,224,816)

$151,898

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICE CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
			November 21,
			2001
			(Inception)
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Service revenue	$6,954	$—	$118,435

Operating expenses:
Cost of services	—	—	83,775
Stock-based compensation (Notes 2 and 5):
Software research and development	—	—	547,500
Consulting, related parties	430,000	—	1,130,000
Consulting, other	15,789	221,760	1,010,877
Investor relations	—	15,000	289,000
Common stock options/warrants	131,729	30,969	718,660
Rent and utilities, related party (Note 2)	15,000	15,181	209,593
Research and development	—	91,954	2,013,013
General and administrative costs	150,365	485,364	2,683,002
Loss on disposal of assets	—	—	26,664
Impairment of license rights	—	—	126,137

Total operating expenses	742,883	860,228	8,838,221

Loss from operations	(735,929)	(860,228)	(8,719,786)

Interest expense:
Debt issue costs	—	(258,750)	(1,035,000)
Related party (Note 2)	(5,925)	(3,700)	(35,725)
Stock-based debt service costs (Note 5)	(210,000)	—	(210,000)
Beneficial conversion	—	(24,100)	(24,100)
Other	(48,101)	(44,427)	(315,188)

Total interest expense	(264,026)	(330,977)	(1,620,013)

Loss before income taxes	(999,955)	(1,191,205)	(10,339,799)

Income tax provision (Note 3)	—	—	—

Net loss	$(999,955)	$(1,191,205)	$(10,339,799)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average common shares outstanding	48,857,440	34,802,300

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICE CORPORATION
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholder's Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, January 1, 2006	44,264,847	$44,265	$6,173,989	$(9,339,844)	$(3,121,590)

February 2006, common stock issued in
exchange for director services (Note 2)	5,000,000	5,000	245,000	—	250,000
February 2006, common stock issued in
exchange for consulting services (Note 5)	2,000,000	2,000	98,000	—	100,000
March 2006, common stock issued in
exchange for director services (Note 2)	3,000,000	3,000	177,000	—	180,000
March 2006, common stock issued for
debt service costs (Note 5)	3,000,000	3,000	207,000	—	210,000
March 2006, sale of common stock
(Note 5)	555,555	555	24,445	—	25,000
Common stock options vested (Note 5)	—	—	131,729	—	131,729
Net loss	—	—	—	(999,955)	(999,955)

Balance, March 31, 2006	57,820,402	$57,820	$7,057,163	$(10,339,799)	$(3,224,816)

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICE CORPORATION
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			November 21,
			2001
			(Inception)
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

Net cash used in operating activities	$(25,000)	$(342,814)	$(2,070,297)

Cash flows from investing activities:
Property and equipment purchases	—	(8,733)	(33,701)
Cash acquired in EIDT merger	—	—	4,797
Net cash used in
investing activities	—	(8,733)	(28,904)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	57,500	915,000
Principal payments on promissory note
owed to an officer	—	—	(15,000)
Proceeds from issuance of promissory notes	—	—	913,991
Proceeds from exercised common stock awards	—	9,000	9,500
Proceeds from sale of common stock (Note 5)	25,000	—	275,710
Net cash provided by
financing activities	25,000	66,500	2,099,201

Net change in cash	—	(285,047)	—

Cash, beginning of period	—	285,095	—

Cash, end of period	$—	$48	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued to acquire assets of
Vigilant Network Technologies, Inc.	$—	$—	$529,000
Common stock issued to repay convertible promissory
notes and related accrued interest	$—	$506,519	$1,157,940
Common stock issued to acquire Advanced
Cyber Security, Inc.	$—	$—	$181,737
Common stock issued to extinguish a
convertible promissory note	$—	$—	$50,000
Common stock issued for prepaid
consulting services	$—	$—	$(442,958)
Common stock issued in Manakoa/SLX
Stock Purchase Agreement	$—	$—	$(2,036)
Common stock issued in Manakoa/EIDT
Stock Purchase Agreement	$—	$—	$(401,215)

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2005, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Financial data presented herein are unaudited.

Note 2: Related party transactions

Indebtedness to related parties

At March 31, 2006, the Company owed an officer and a former director $82,414, respectively, for services performed on behalf of the Company. This balance is included in the accompanying condensed consolidated financial statements as “Accounts payable, related parties”.

As of March 31, 2006, the Company owed its officers and employees a total of $206,982 for working capital advances and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $206,982 is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

Promissory notes payable to related parties consist of the following at March 31, 2006:

Note payable to former CEO issued on November 23, 2003,
matures March 31, 2006, 8% annual interest rate,
unsecured (In Default)	$185,000
Note payable to an officer issued on December 31, 2005,
payable on demand after June 30, 2006, 10% annual
interest rate, unsecured	50,991
Note payable to an officer issued on December 31, 2005,
payable on demand after June 30, 2006, 10% annual
interest rate, unsecured	38,000
$273,991
Accrued interest payable on the above notes totaled $36,559 at March 31, 2006.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. (“ABI”), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain administrative expenses utilized by both parties. During the three months ended March 31, 2006 and 2005, the Company incurred rent and administrative expenses totaling $15,000 and $15,181, respectively. As of March 31, 2006, the Company had prepaid ABI a total of $32,662 for rent and administrative expenses.

Common stock transactions

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During February 2006, the Company issued a total of 5,000,000 shares of its common stock to two directors in exchange for director services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.05 per share. Stock-based compensation expense of $250,000 has been recognized in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006.

During March 2006, the Company issued 3,000,000 shares of its common stock to a director in exchange for director services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.06 per share. Stock-based compensation expense of $180,000 has been recognized in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006.

Note 3: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Notes payable

The Company’s promissory notes payable consist of the following at March 31, 2006:

Note payable to an individual issued on June 30, 2004,
matured June 30, 2005, convertible to the Company's
common stock at a rate of $.50 per share, 15%
annual interest rate (In Default)	$250,000
Note payable to an individual issued on November 15, 2004,
payable on demand after February 15, 2005, 15% annual
interest rate, unsecured (Payment demanded and in Default)	150,000
Note payable to an individual issued on December 3, 2004,
payable on demand after June 30, 2005, 15% annual
interest rate, unsecured	300,000
Note payable to an individual issued on April 13, 2005,
payable on demand after June 30, 2005, 10% annual
interest rate, unsecured	100,000
Note payable to an individual issued on December 30, 2004,
payable on demand after June 30, 2005, 15% annual
interest rate, unsecured (Payment demanded and in Default)	25,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured
(Payment demanded and in Default)	100,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured	135,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured	265,000
$1,325,000

Accrued interest payable on the above notes totaled $226,509 at March 31, 2006.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5: Shareholders’ deficit

Common stock

During February 2006, the Company issued 2,000,000 shares of its common stock in exchange for consulting services to be performed through December 31, 2006. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.05 per share. Stock-based compensation expense of $15,789 has been recognized in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006. The remaining $84,211 has been capitalized as prepaid consulting services in the accompanying condensed consolidated financial statements.

During March 2006, the Company sold 555,555 equity units for $25,000. Each unit contains one share of common stock and a warrant to purchase an additional share of common stock at a price of $.09 per share.

During March 2006, the Company issued 3,000,000 shares of its common stock to a debt holder in exchange for debt service fees. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.06 per share. Stock-based debt service costs of $210,000 have been recognized in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006.

Options granted to employees, accounted for under the intrinsic value method

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). In prior years, employee stock-based compensation awards were measured based on the intrinsic value method. As a result of the change in accounting policy, the Company recorded $6,729 as stock-based compensation on employee options that vested during the three months ended March 31, 2006.

On January 31, 2006, the Company granted two officers options to purchase 3,500,000 shares of the Company’s common stock. The options carry an exercise price of $.08 per share and vest on the date of grant. 500,000 options expire on January 31, 2009 and the remaining 3,000,000 options expire on January 31, 2011. The quoted market price of the common stock was $.06 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options ranged between $.028 and $.037 per share and resulted in $125,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the three months ended March 31, 2006.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47% - 4.49%
Dividend yield	0.00%
Volatility factor	80.050%
Weighted average expected life	3 to 5 years

Had the compensation expense in prior periods been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net loss, as reported	$(999,955)	$(1,191,205)

Stock-based employee compensation, as reported	$(131,729)	$-

Stock-based employee compensation, fair value	$131,729	$-

Pro forma net loss	$(999,955)	$(1,191,205)

Basic and diluted net loss per common
share, as reported	$(0.02)	$(0.03)

Pro forma basic and diluted net loss
per common share	$(0.02)	$(0.03)

The following schedule summarizes the changes in the Company’s stock awards:

	Awards Outstanding and Exercisable		Weighted Average	Weighted Average
	Number of	Exercise Price	Exercise Price	Remaining
	Shares	Per Share	Per Share	Contractual Life
Balance at January 1, 2006	1,315,000	$.01 to $1.10	$0.53	1.64 years
Awards granted	4,055,555	$.08 to $.09	$0.08	4.21 year
Awards exercised	-	-	$-	N/A
Awards cancelled/expired	(115,000)	$1.10	$1.10	N/A

Balance at March 31, 2006	5,255,555	$.01 to $.66	$0.17	3.59 years

Note 6: Subsequent Events

April 14, 2006, the Company granted an officer options to purchase 250,000 shares of the Company’s common stock. The options carry an exercise price of $.08 per share and vest on the date of grant. The options expire on April 14, 2009. The quoted market price of the common stock was $.115 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options total $.073 per share, resulting in stock-based compensation totaling $18,250.

On April 14, 2006, the Company issued 1,666,665 equity units to four officers and directors, and one affiliate in exchange for debts totaling $75,000, or $.045 per unit. Each unit contains one share of common stock and a warrant to purchase an additional share of common stock at a price of $.09 per share. The quoted market price of the common stock was $.115 on the grant date, resulting in a total fair value of $191,666. The Company valued the warrants in accordance with SFAS 123R. The fair value of the warrants total $.048 per share, resulting in a value of $80,000. The transaction resulted in a loss on the extinguishment of debt totaling $196,666. However, because the transaction occurred between related parties, the loss will be recorded as a reduction of paid-in capital.

The fair value of the above stock awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.96%
Dividend yield	0.00%
Volatility factor	80.050%
Weighted average expected life	3 years

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

The Company's operations during this quarter consisted of (i) continued research, design and product development, (ii) capital raising activities and iii) exploring other business opportunities.

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

The Company is developing the Manakoa ComplianceSuite(TM) as both an integrated solution set as well as a series of standalone component products. The underlying architecture for the Manakoa ComplianceSuite(TM) was completed in 2004 but is subject to adaptations and change to meet market, technology and regulatory shifts over time. The Manakoa KnowledgeBase(TM) is the first standalone product component, and was launched on February 28, 2005. It is an Internet subscription portal for regulatory compliance information. The Compliance WorkCenter(TM) asset and policy engine known as the Manakoa Compliance Services(TM) together with related interfaces to the Microsoft Operations Manager were released in second quarter of 2005.

The Company was involved in research, design, product prototyping and initial sales throughout the 2005 calendar year. As a result of this effort, in the first quarter of 2005 the company made commercial available the Manakoa KnowledgeBase(TM) regulatory compliance research engine. This first commercial effort failed.

The consulting expense is primarily comprised of expenses associated with our work with Aware Capital: hired to assist the Company with developing strategic partnerships, executing its growth and operational plans and expanding its sales channels; specializes in support growth for small to mid-tier public companies; plus additional sales, marketing and business consultants.

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

Manakoa remains cautiously optimistic about the viability of Company. Despite gains in product and marketing efforts, the Company remains under capitalized. There remain other risks that are defined elsewhere in the company's 12/31/05 10K-SB disclosure statement.

OFF-BALANCE SHEET ARRANGEMENTS

The Company generated modest revenue during the period covered by this Report. Net Losses for the quarter ending March 31, 2006 of $999,955 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At March 31, 2006, the company had total assets of $151,898 and total current liabilities of $3,376,714. The Company had $0 in cash at March 31, 2006 and no off-balance sheet arrangements to report.

The Company expects to continue to incur losses at least through fiscal year 2006, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

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

MANAKOA Use of Proceeds	Use of Proceeds	Second Round-$5.0 million
Administrative/Funding Costs	$250,000	$625,000
Product Development	$800,000	$1,500,000
Market Validation and Use Cases	$225,000	$400,000
Expand Facilities and Infrastructure	$250,000	$850,000
Market Development and Demand Creation	$275,000	$625,000
Working Capital	$200,000	$1,000,000

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

Manakoa System Control Management Pack (SCMP) - an add-on to Microsoft Operations Manager, this software package provides auditing and reporting services on security and related controls of interest for regulatory compliance assessment and is provided and supported through one of our strategic partners.

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

The Company has curtailed its efforts in the development of the Cyber Attack Simulator Trainer pending further technical and legal assessment relative to the now terminated agreement with Battelle Corporation.

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

The primary risk associated with not completing development in a reasonable period of time is that market expectations will have been established with potential channel partners and end user customers. A failure to deliver would damage the reputation of an emerging company and limit its ability to retain market relationships. The technological uncertainties are mitigated by the fact that the underlying solutions are being built upon commercially availableproducts and based around standards like ISO 17799, the NIST-800 series and the COSO framework. There are tremendous content development and workflow process pressures requiring the company to retain and expand its high end professionals. The company will need to continue its fund raising efforts to pay for these professionals in order to meet development deadlines.

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

Beyond the risk associated with internal schedule delays, changes in the timing, tone and specific requirements set forth by regulators may also have an impact. Finally, ompetition is also a real risk component. By failing to come to market in a timely fashion, others could enter and capture market share.

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
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

Item 5. OTHER INFORMATION.
None.

Agreements:
None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 ofTitle 18 of the United States Code

Item 6. EXHIBITS AND REPORTS ON FORM 8-K  - continued

    (b) Reports on form 8-K

(1) Incorporated by reference, Form 8-K/A filed with the Commission on January 19, 2006.

(2) Incorporated by reference, Form 8-K filed with the Commission on January 26, 2006.

(3) Incorporated by reference, Form 8-K/A filed with the Commission on February 16, 2006.

(4) Incorporated by reference, Form 8-K/A filed with the Commission on February 16, 2006.

(5) Incorporated by reference, Form 8-K/A filed with the Commission on February 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation

Date: June 12, 2006	By:	/s/ James C, Katzaroff
James C, Katzaroff
Title: Chief Executive Officer