Form 10QSB
period 2006-06-30
MANAKOA SERVICES CORP
filed 2006-08-14
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ending June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 At the end of the quarter ending June 30, 2006, there were 58,967,580 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)

June 30, 2006

Assets
Current assets:
Cash	$90
Prepaid expenses:
Prepaid consulting services	167,632
Prepaid expenses, related party (Note 2)	16,526
Prepaid expenses, other	20,000
Total current assets	204,248

Property and equipment, net of accumulated depreciation of $435	956

$205,204

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable:
Related parties (Note 2)	$82,414
Other	600,757
Notes payable:
Related party (Note 2)	262,758
Other (Note 4)	1,325,000
Accrued interest payable:
Related party (Note 2)	39,934
Other (Note 4)	264,857
Indebtedness to related parties (Note 2)	213,550
Accrued payroll and payroll taxes	714,387
Total current liabilities	3,503,657

Shareholders' deficit (Notes 2, 4 and 5):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 200,000,000 shares authorized,
56,370,144 shares issued and outstanding	56,370
Additional paid-in capital	8,186,391
Deficit accumulated during the development stage	(11,541,214)
Total shareholders’ deficit	(3,298,453)

$205,204

See accompanying notes to consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

					November 21,
					2001
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Revneue:
Service revenue	$—	$7,450	$685	$7,450	$112,166
Royalty revenue	—	—	6,269	—	6,269
Total revenue	—	7,450	6,954	7,450	118,435

Operating expenses:
Cost of services	—	—	—	—	83,775
Stock-based compensation (Notes 2 and 5):
Software research and development	—	—	—	—	547,500
Consulting, related parties	—	—	430,000	—	1,130,000
Consulting, other	44,379	148,891	60,168	391,266	1,055,256
Investor relations	—	—	—	15,000	289,000
Common stock options/warrants	947,745	43,957	1,079,474	54,311	1,666,405
Rent and utilities, related party (Note 2).	15,409	16,136	30,409	31,317	225,002
Research and development.	—	123,188	—	215,142	2,013,013
General and administrative costs	142,686	445,686	293,051	931,050	2,825,688
Loss on disposal of assets	—	—	—	—	26,664
Impairment of license rights	—	126,137	—	126,137	126,137

Total operating expenses	1,150,219	903,995	1,893,102	1,764,223	9,988,440

Loss from operations	(1,150,219)	(896,545)	(1,886,148)	(1,756,773)	(9,870,005)

Interest expense:
Debt issue costs	—	(258,750)	—	(517,500)	(1,035,000)
Related party (Note 2)	(5,142)	(3,700)	(11,067)	(7,400)	(40,867)
Stock-based debt service costs (Note 5)	—	—	(210,000)	—	(210,000)
Beneficial conversion	—	—	—	(24,100)	(24,100)
Other	(46,054)	(24,814)	(94,155)	(69,241)	(361,242)

Total interest expense	(51,196)	(287,264)	(315,222)	(618,241)	(1,671,209)

Loss before income taxes	(1,201,415)	(1,183,809)	(2,201,370)	(2,375,014)	(11,541,214)

Income tax provision (Note 3)	—	—	—	—	—

Net loss	$(1,201,415)	$(1,183,809)	$(2,201,370)	$(2,375,014)	$(11,541,214)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted average common shares outstanding	58,967,580	36,447,530	52,714,305	35,375,560

See accompanying notes to consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, January 1, 2006	44,264,847	$44,265	$6,173,989	$(9,339,844)	$(3,121,590)

February 2006, common stock issued in
exchange for director services (Note 2)	5,000,000	5,000	245,000	—	250,000
February 2006, common stock issued in
exchange for consulting services (Note 5)	2,000,000	2,000	98,000	—	100,000
March 2006, common stock issued in
exchange for director services (Note 2)	3,000,000	3,000	177,000	—	180,000
March 2006, common stock issued for
debt service costs (Note 5)	3,000,000	3,000	207,000	—	210,000
March 2006, sale of common stock
(Note 5)	555,555	555	24,445	—	25,000
April 2006, common stock issued to
officers and directors in exchange for
debt settlements (Note 2)	1,444,443	1,445	164,666	—	166,111
April 2006, common stock issued to
an affiliate in exchange for debt
settlement (Note 2)	222,222	222	25,333	—	25,555
April 2006, reduction of additional paid-in
capital related to fair value of related
party debt settlements (Note 2)	—	—	(196,667)	—	(196,667)
June 2006, common stock issued in
exchange for consulting services (Note 5)	983,077	983	126,817	—	127,800
June 2006, cancellation of common shares	(4,100,000)	(4,100)	4,100	—	—
Common stock options vested (Note 5)	—	—	1,136,708	—	1,136,708
Net loss	—	—	—	(2,201,370)	(2,201,370)

Balance, June 30, 2006	56,370,144	$56,370	$8,186,391	$(11,541,214)	$(3,298,453)

See accompanying notes to consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)
			November 21,
			2001
			(Inception)
	For the Six Months Ended		Through
	June 30,		June 30,
	2006	2005	2006
Net cash used in
operating activities	$(24,910)	$(435,745)	$(2,070,207)

Cash flows from investing activities:
Property and equipment purchases	—	(8,733)	(33,701)
Cash acquired in EIDT merger	—	—	4,797
Net cash used in
investing activities	—	(8,733)	(28,904)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	57,500	915,000
Principal payments on promissory note
owed to an officer	—	—	(15,000)
Proceeds from issuance of promissory notes	—	100,000	913,991
Proceeds from exercised common stock awards	—	9,500	9,500
Proceeds from sale of common stock (Note 5)	25,000	—	275,710
Net cash provided by
financing activities	25,000	167,000	2,099,201

Net change in cash	90	(277,478)	90

Cash, beginning of period	—	285,095	—

Cash, end of period	$90	$7,617	$90

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued in exchange for related
party debt settlements (Note 2)	$75,000	$—	$75,000
Common stock issued to acquire assets of
Vigilant Network Technologies, Inc	$—	$—	$529,000
Common stock issued to repay convertible promissory
notes and related accrued interest	$—	$1,157,940	$1,157,940
Common stock warrants exercised in exchange for
accrued interest payable	$—	$15,000	$15,000
Common stock issued to acquire Advanced
Cyber Security, Inc	$—	$—	$181,737
Common stock issued to extinguish a
convertible promissory note	$—	$—	$50,000
Common stock issued in Manakoa/SLX
Stock Purchase Agreement	$—	$—	$(2,036)
Common stock issued in Manakoa/EIDT
Stock Purchase Agreement	$—	$—	$(401,215)

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

Note 2: Related party transactions

Indebtedness to related parties

At June 30, 2006, the Company owed an officer and a former director $82,414, respectively, for services performed on behalf of the Company. This balance is included in the accompanying condensed consolidated financial statements as “Accounts payable, related parties”.

As of June 30, 2006, the Company owed its officers and employees a total of $213,550 for working capital advances and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $213,550 is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

Promissory notes payable to related parties consist of the following at June 30, 2006:

Note payable to former CEO issued on November 23, 2003,
matures March 31, 2006, 8% annual interest rate,
unsecured (In Default)	$185,000
Note payable to an officer issued on December 31, 2005,
payable on demand after June 30, 2006, 10% annual
interest rate, unsecured	39,758
Note payable to an officer issued on December 31, 2005,
payable on demand after June 30, 2006, 10% annual
interest rate, unsecured	38,000
$262,758

Accrued interest payable on the above notes totaled $39,934 at June 30, 2006.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. (“ABI”), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain administrative expenses utilized by both parties. During the six months ended June 30, 2006 and 2005, the Company incurred rent and administrative expenses totaling $30,409 and $31,317, respectively. As of June 30, 2006, the Company had prepaid ABI a total of $16,526 for rent and administrative expenses.

MANAKOA SERVICES CORPORATION
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2: Related party transactions - continued

Common stock transactions

During February 2006, the Company issued a total of 5,000,000 shares of its common stock to two directors in exchange for director services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.05 per share. Stock-based compensation expense of $250,000 has been recognized in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006.

During March 2006, the Company issued 3,000,000 shares of its common stock to a director in exchange for director services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.06 per share. Stock-based compensation expense of $180,000 has been recognized in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006.

On April 14, 2006, the Company issued 1,666,665 equity units to four officers and directors, and one affiliate in exchange for debts totaling $75,000, or $.045 per unit. Each unit contains one share of common stock and a warrant to purchase an additional share of common stock at a price of $.09 per share. The quoted market price of the common stock was $.115 on the grant date, resulting in a total fair value of $191,666. The Company valued the warrants in accordance with SFAS 123R. The fair value of the warrants total $.048 per share, resulting in a value of $80,000. The transaction resulted in a loss on the extinguishment of debt totaling $196,666. However, because the transaction occurred between related parties, the loss has been recorded as a reduction of paid-in capital.

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

MANAKOA SERVICES CORPORATION
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4: Notes payable

The Company’s promissory notes payable consist of the following at June 30, 2006:

Note payable to an individual issued on June 30, 2004,
matured June 30, 2005, convertible to the Company's
common stock at a rate of $.50 per share, 15%
annual interest rate (In Default	$250,000
Note payable to an individual issued on November 15, 2004,
payable on demand after February 15, 2005, 15% annual
interest rate, unsecured (Payment demanded and in Default)	150,000
Note payable to an individual issued on December 3, 2004,
payable on demand after June 30, 2005, 15% annual
interest rate, unsecured	300,000
Note payable to an individual issued on April 13, 2005,
payable on demand after June 30, 2005, 10% annual
interest rate, unsecured	100,000
Note payable to an individual issued on December 30, 2004,
payable on demand after June 30, 2005, 15% annual
interest rate, unsecured (Payment demanded and in Default)	25,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured
(Payment demanded and in Default)	100,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured	135,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured	265,000
$1,325,000

Accrued interest payable on the above notes totaled $264,857 at June 30, 2006.

Note 5: Shareholders’ deficit

Common stock

During the six months ended June 30, 2006, the Company issued 2,983,077 shares of its common stock in exchange for consulting services to be performed through June 14, 2007. The transactions were recorded based on the quoted market price of stock on each transaction date, ranging from $.05 to $.13 per share. Stock-based compensation expense of $60,168 has been recognized in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006. The remaining $167,632 has been capitalized as prepaid consulting services in the accompanying condensed consolidated financial statements.

During March 2006, the Company sold 555,555 equity units for $25,000. Each unit contains one share of common stock and a warrant to purchase an additional share of common stock at a price of $.09 per share.

During March 2006, the Company issued 3,000,000 shares of its common stock to a debt holder in exchange for debt service fees. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.06 per share. Stock-based debt service costs of $210,000 have been recognized in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006.

Stock awards granted to consultants

On June 27, 2006, the Company granted a financial advisor options to purchase 6,000,000 shares of the Company’s common stock. The options carry an exercise price of $.0001 per share and vest on the date of grant. The options expire on June 27, 2011. The quoted market price of the common stock was $.15 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.15 per share and resulted in $900,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the six months ended June 30, 2006.

MANAKOA SERVICES CORPORATION
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5: Shareholders’ deficit - continued

Stock awards granted to employees

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). In prior years, employee stock-based compensation awards were measured based on the intrinsic value method. As a result of the change in accounting policy, the Company recorded $13,458 as stock-based compensation on employee options that vested during the six months ended June 30, 2006.

On January 31, 2006, the Company granted two officers options to purchase 3,500,000 shares of the Company’s common stock. The options carry an exercise price of $.08 per share and vest on the date of grant. 500,000 options expire on January 31, 2009 and the remaining 3,000,000 options expire on January 31, 2011. The quoted market price of the common stock was $.06 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options ranged between $.028 and $.037 per share and resulted in $125,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the six months ended June 30, 2006.

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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47% - 4.96%
Dividend yield	0.00%
Volatility factor	80.050%
Weighted average expected life	1 to 5 years

Had the compensation expense in prior periods been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Six Months Ended
	June 30,
	2006	2005
Net loss, as reported	$(2,201,370)	$(2,375,014)

Stock-based employee compensation, as reported	$-	$29,100

Stock-based employee compensation, fair value	$-	$85,077

Pro forma net loss	$(2,201,370)	$(2,430,991)

Basic and diluted net loss per common share, as reported	$(0.04)	$(0.07)

Pro forma basic and diluted net loss per common share	$(0.04)	$(0.07)

MANAKOA SERVICES CORPORATION
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5: Shareholders’ deficit - continued
On June 14, 2006, the Company granted its newly appointed president options to purchase 5,000,000 shares of the Company’s common stock. The options carry an exercise price of $.14 per share and expire on June 14, 2011. The options vest as follows:
	Fair
Options to Vest	Value	Milestone
1,000,000	$94,000	Company reaches $1,000,000 in gross revenues
2,000,000	188,000	Company reaches $2,000,000 in gross revenues
2,000,000	188,000	Company reaches $4,000,000 in gross revenues
5,000,000	$470,000

The quoted market price of the common stock was $.14 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.094 per share and will result in $470,000 of stock-based compensation if the above milestones are reached.

The following schedule summarizes the changes in the Company’s stock awards:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Balance at January 1, 2006	1,315,000	1,158,750	$.01 to $1.10	$0.53	1.64 years

Awards granted	16,972,220	11,857,637	$.0001 to $.14	$0.07	3.56 year
Awards exercised	-	-	-	$-	N/A
Awards cancelled/expired	(115,000)	(115,000)	$1.10	$1.10	N/A

Balance at June 30, 2006	18,172,220	12,901,387	$.0001 to $.66	$0.10	3.42 years

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

The Company's operations during this quarter consisted of (i) continued research, design and product development, (ii) capital raising activities and iii) exploring other business opportunities.

Manakoa Services Corporation (www.manakoa.com) a security company, and currently a developer of enterprise risk management solutions focused on regulatory compliance, announced its intent in further developing optics and biotechnology techniques designed to combat counterfeiting, piracy and product diversion. Initial target industries include health care/pharmaceuticals, beauty products, fine arts and the automotive industry.

Manakoa Services Corporation enterprise risk management software and services focuses on regulatory compliance solutions.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company generated modest revenue during the period covered by this Report. Net Losses for the quarter ending June 30, 2006 of $1,201,415 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At June 30, 2006, the company had total assets of $204,248 and total current liabilities of $3,503,657. The Company had $90 in cash at June 30, 2006 and no off-balance sheet arrangements to report.

The Company expects to continue to incur losses at least through fiscal year 2006, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Cash requirements

The Company will need to raise additional funds in the next twelve months to satisfy its cash requirements. The Company announced the appointment of the investment banking firm of Martinez-Ayme Securities, Inc., of Miami, Florida, to support the expansion of Manakoa's new business developments.

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

Manakoa is also in the process of researching the development of optics and biotechnology techniques designed to combat counterfeiting, piracy and product diversion.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Due to the work involved in completing the Manakoa Compliance Services release and the ultimate departure, and non-delivery and lack of performance of Dr. Williams and his staff of the Los Alamos requirements, the company was unable to deliver the working version of the software on or before the January 1, 2006 deadline. On January 9, 2006, the exclusive license was formally terminated, and a new non-exclusive license was presented for acceptance. This non-exclusive license was later accepted on January 13, 2006.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Expected significant changes in the number of employees

The Company had 4 full-time employees, and 2 consultants at the end of the 2nd quarter. Our employees are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

Item 3.  CONTROLS & PROCEDURES

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

    (b) Reports on form 8-K

(1) Incorporated by reference, Form 8-K filed with the Commission on June 29, 2006.

(2) Incorporated by reference, Form 8-K filed with the Commission on June 28, 2006.

(3) Incorporated by reference, Form 8-K filed with the Commission on June 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation

Date: August 14, 2006	By:	/s/ James C, Katzaroff
James C, Katzaroff
Title: Chief Executive Officer