Form 10QSB
period 2006-09-30
MANAKOA SERVICES CORP
filed 2006-11-14
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ending September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2) Yes  ☐    No  ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 At the end of the quarter ending September 30, 2006, there were 59,030,262 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheet
(Unaudited)
September 30, 2006

Assets
Current assets:
Cash	$3,845
Prepaid expenses:
Prepaid consulting services (Note 5)	246,053
Prepaid expenses, related party (Note 2)	16,732
Total current assets	266,630

Property and equipment, net of accumulated depreciation of $505	886

$267,516

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable:
Related parties (Note 2)	$82,392
Judgment (Note 6)	70,940
Other	467,578
Notes payable:
Related party (Note 2)	262,758
Other (Note 4)	1,356,500
Accrued interest payable:
Related party (Note 2)	39,934
Other (Note 4)	314,803
Indebtedness to related parties (Note 2)	333,732
Accrued payroll and payroll taxes	771,052
Total current liabilities	3,699,689

Shareholders' deficit (Notes 2, 4 and 5):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 200,000,000 shares authorized,
59,895,854 shares issued and outstanding	59,896
Additional paid-in capital	8,021,373
Deficit accumulated during the development stage	(11,513,442)
Total shareholders’ deficit	(3,432,173)

$267,516

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
					November 21,
					2001
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revneue:
Service revenue	$—	$19,552	$685	$27,002	$112,166
Royalty revenue	—	—	6,269	—	6,269
Total revenue	—	19,552	6,954	27,002	118,435

Operating expenses:
Cost of services	—	—	—	—	83,775
Stock-based compensation (Notes 2 and 5):
Software research and development	—	—	—	—	547,500
Consulting, related parties	140,000	—	570,000	—	1,270,000
Consulting, other	131,990	52,665	192,158	443,931	1,187,246
Investor relations	—	—	—	15,000	289,000
Common stock options/warrants	36,729	27,185	471,203	81,496	1,058,134
Rent and utilities, related party (Note 2)	15,205	16,120	45,614	47,437	240,207
Research and development	—	245,203	—	460,345	2,013,013
General and administrative costs	137,491	342,297	430,542	1,273,347	2,963,179
Loss on stipulation for judgment (Note 6)	83,294	—	83,294	—	83,294
Loss on disposal of assets	—	—	—	—	26,664
Loss on extinguishment of liabilities (Note 5)	11,957	—	11,957	—	11,957
Impairment of license rights	—	—	—	126,137	126,137

Total operating expenses	556,666	683,470	1,804,768	2,447,693	9,900,106

Loss from operations	(556,666)	(663,918)	(1,797,814)	(2,420,691)	(9,781,671)

Interest expense:
Debt issue costs	—	—	—	(517,500)	(1,035,000)
Related party (Note 2)	(6,086)	(3,700)	(17,153)	(11,100)	(46,953)
Stock-based debt service costs (Note 5)	—	—	(210,000)	—	(210,000)
Beneficial conversion	—	—	—	(24,100)	(24,100)
Other	(54,476)	(26,645)	(148,631)	(95,886)	(415,718)

Total interest expense	(60,562)	(30,345)	(375,784)	(648,586)	(1,731,771)

Loss before income taxes	(617,228)	(694,263)	(2,173,598)	(3,069,277)	(11,513,442)

Income tax provision (Note 3)	—	—	—	—	—

Net loss	$(617,228)	$(694,263)	$(2,173,598)	$(3,069,277)	$(11,513,442)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.08)

Weighted average common shares outstanding	59,030,262	44,264,847	54,383,669	36,803,623

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders' Deficit
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, January 1, 2006	44,264,847	$44,265	$6,173,989	$(9,339,844)	$(3,121,590)

February 2006, common stock issued in
exchange for director services (Note 2)	5,000,000	5,000	245,000	—	250,000
February 2006, common stock issued in
exchange for consulting services (Note 5)	2,000,000	2,000	98,000	—	100,000
March 2006, common stock issued in
exchange for director services (Note 2)	3,000,000	3,000	177,000	—	180,000
March 2006, common stock issued for
debt service costs (Note 5)	3,000,000	3,000	207,000	—	210,000
March 2006, sale of common stock
(Note 5)	555,555	555	24,445	—	25,000
April 2006, common stock issued to
officers and directors in exchange for
debt settlements (Note 2)	1,444,443	1,445	164,666	—	166,111
April 2006, common stock issued to
an affiliate in exchange for debt
settlement (Note 2)	222,222	222	25,333	—	25,555
April 2006, reduction of additional paid-in
capital related to fair value of related
party debt settlements (Note 2)	—	—	(196,667)	—	(196,667)
June 2006, common stock issued in
exchange for consulting services (Note 5)	983,077	983	126,817	—	127,800
June 2006, cancellation of common shares	(4,100,000)	(4,100)	4,100	—	—
July 2006, common stock issued in
exchange for consulting services (Note 5)	1,000,000	1,000	159,000	—	160,000
July 2006, common stock issued as
officer bonus (Note 2)	1,000,000	1,000	139,000	—	140,000
August 2006, common stock issued in
exchange for consulting services (Note 5)	280,000	280	27,720	—	28,000
August 2006, common stock issued as
payment for account payable (Note 5)	937,500	938	83,437	—	84,375
September 2006, common stock issued in
exchange for consulting services (Note 5)	50,000	50	5,950	—	6,000
September 2006, common stock issued as
payment for account payable (Note 5)	258,210	258	28,145	—	28,403
Common stock options vested (Note 5)	—	—	528,438	—	528,438
Net loss	—	—	—	(2,173,598)	(2,173,598)

Balance, September 30, 2006	59,895,854	$59,896	$8,021,373	$(11,513,442)	$(3,432,173)

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			November 21,
			2001
			(Inception)
	For the Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006
Net cash used in operating activities	$(52,655)	$(907,430)	$(2,562,952)

Cash flows from investing activities:
Property and equipment purchases	—	(8,857)	(33,701)
Cash acquired in Vigilant acquisition	—	465,000	465,000
Cash acquired in EIDT merger	—	—	4,797
Net cash used in investing activities	—	456,143	436,096

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	57,500	915,000
Principal payments on promissory note
owed to an officer	—	—	(15,000)
Proceeds from issuance of promissory notes	31,500	100,000	945,491
Proceeds from exercised common stock awards	—	9,500	9,500
Proceeds from sale of common stock (Note 5)	25,000	—	275,710
Net cash provided by
financing activities	56,500	167,000	2,130,701

Net change in cash	3,845	(284,287)	3,845

Cash, beginning of period	—	285,095	—

Cash, end of period	$3,845	$808	$3,845

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued in exchange for related
party debt settlements (Note 2)	$75,000	$—	$75,000
Common stock issued in exchange for unpaid wages
and accounts payable (Note 2 and 5)	$100,821	$—	$100,821
Common stock issued to acquire assets of
Vigilant Network Technologies, Inc	$—	$64,000	$529,000
Common stock issued to repay convertible promissory
notes and related accrued interest	$—	$1,157,940	$1,157,940
Common stock warrants exercised in exchange for
accrued interest payable	$—	$15,000	$15,000
Common stock issued to acquire Advanced
Cyber Security, Inc	$—	$—	$181,737
Common stock issued to extinguish a
convertible promissory note	$—	$—	$50,000
Common stock issued in Manakoa/SLX
Stock Purchase Agreement	$—	$—	$(2,036)
Common stock issued in Manakoa/EIDT
Stock Purchase Agreement	$—	$—	$(401,215)

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

Note 2: Related party transactions

Indebtedness to related parties

At September 30, 2006, the Company owed an officer and a former director $82,392, respectively, for services performed on behalf of the Company. This balance is included in the accompanying condensed consolidated financial statements as “Accounts payable, related parties”.

As of September 30, 2006, the Company owed its officers and employees a total of $333,732 for working capital advances and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $333,732 is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

Promissory notes payable to related parties consist of the following at September 30, 2006:

Note payable to former CEO issued on November 23, 2003,
matures March 31, 2006, 8% annual interest rate,
unsecured (In Default) (see Note 6)	$185,000
Note payable to an officer issued on December 31, 2005,
payable on demand after June 30, 2006, 10% annual
interest rate, unsecured (In Default)	39,758
Note payable to an officer issued on December 31, 2005,
payable on demand after June 30, 2006, 10% annual
interest rate, unsecured (In Default)	38,000
$262,758

Accrued interest payable on the above notes totaled $46,020 at September 30, 2006.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. (“ABI”), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain administrative expenses utilized by both parties. During the nine months ended September 30, 2006 and 2005, the Company incurred rent and administrative expenses totaling $45,614 and $47,437, respectively. As of September 30, 2006, the Company had prepaid ABI a total of $16,732 for rent and administrative expenses.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
Note 2: Related party transactions - continued

Common stock transactions

During July 2006, the Company issued 1,000,000 shares of its common stock to its president as a bonus. The transaction was recorded at fair value based on the quoted market price of the stock, or $.14 per share. Stock-based compensation of $140,000 was recorded in the accompanying condensed financial statements.

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

During March 2006, the Company issued 3,000,000 shares of its common stock to a director in exchange for director services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.06 per share. Stock-based compensation expense of $180,000 has been recognized in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006.

During February 2006, the Company issued a total of 5,000,000 shares of its common stock to two directors in exchange for director services. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.05 per share. Stock-based compensation expense of $250,000 has been recognized in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006.

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

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4: Notes payable

The Company’s promissory notes payable consist of the following at September 30, 2006:

Note payable to an individual issued on June 30, 2004,
matured June 30, 2005, convertible to the Company's
common stock at a rate of $.50 per share, 15%
annual interest rate (In Default	$250,000
Note payable to an individual issued on November 15, 2004,
payable on demand after February 15, 2005, 15% annual
interest rate, unsecured (Payment demanded and in Default)	150,000
Note payable to an individual issued on December 3, 2004,
payable on demand after June 30, 2005, 15% annual
interest rate, unsecured	300,000
Note payable to an individual issued on April 13, 2005,
payable on demand after June 30, 2005, 10% annual
interest rate, unsecured	100,000
Note payable to an individual issued on December 30, 2004,
payable on demand after June 30, 2005, 15% annual
interest rate, unsecured (Payment demanded and in Default)	25,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured
(Payment demanded and in Default)	100,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured	135,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured	265,000
Loan payable to an institution issued on August 4, 2006,
payable on demand, no interest rate, unsecured.	11,500

$1,356,500

Accrued interest payable on the above notes totaled $314,803 at September 30, 2006.

Note 5: Shareholders’ deficit

Common stock

During the nine months ended September 30, 2006, the Company issued 4,313,077 shares of its common stock in exchange for consulting services to be performed through June 30, 2008. The transactions were recorded based on the quoted market price of stock on each transaction date, ranging from $.05 to $.16 per share. Stock-based compensation expense of $175,747 has been recognized in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006. The remaining $246,053 has been capitalized as prepaid consulting services in the accompanying condensed consolidated financial statements.

During the nine months ended September 30, 2006, the Company issued 1,195,710 shares of its common stock as payment for $100,821 of accounts payable. The fair value of the common stock issued on the transaction dates was $112,778. As a result, the Company recognized $11,957 as a loss on the extinguishment of liabilities in the accompanying condensed consolidated financial statements.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
Note 5: Shareholders’ deficit - continued

During March 2006, the Company sold 555,555 equity units for $25,000. Each unit contains one share of common stock and a warrant to purchase an additional share of common stock at a price of $.09 per share.

During March 2006, the Company issued 3,000,000 shares of its common stock to a debt holder in exchange for debt service fees. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.06 per share. Stock-based debt service costs of $210,000 have been recognized in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006.

Stock awards granted to consultants

On August 31, 2006, the Company granted two sales consultants options to purchase 1,000,000 shares of the Company’s common stock. The options carry an exercise price of $.09 per share and vest on the date of grant. The options expire on August 31, 2007. The quoted market price of the common stock was $.09 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.03 per share and resulted in $30,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the nine months ended September 30, 2006.

On August 24, 2006, the Company granted two sales consultants options to purchase 3,000,000 shares of the Company’s common stock. The options carry an exercise price of $.14 per share and vest based on the achievement of milestones, as follows:

1,000,000 shares upon the agent reaching $1,000,000 in gross sales;
1,000,000 shares upon the agent reaching $2,000,000 in gross sales;
1,000,000 shares upon the agent reaching $5,000,000 in gross sales;

The options expire on August 24, 2009. The quoted market price of the common stock was $.08 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.033 per share and resulted in $99,000 that will be recorded as stock-based compensation as the above milestones are achieved.

On July 1, 2006, the Company granted a marketing consultant options to purchase 3,000,000 shares of the Company’s common stock. The options carry an exercise price of $.14 per share and vest based on the achievement of milestones, as follows:

1,000,000 shares upon the agent reaching $1,000,000 in gross sales;
1,000,000 shares upon the agent reaching $2,000,000 in gross sales;
1,000,000 shares upon the agent reaching $4,000,000 in gross sales;

The options expire on July 1, 2011. The quoted market price of the common stock was $.16 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.112 per share and resulted in $336,000 that will be recorded as stock-based compensation as the above milestones are achieved.

On June 27, 2006, the Company granted a financial advisor options to purchase 1,700,000 shares of the Company’s common stock. The options carry an exercise price of $.0001 per share and vest on the date of grant. The options expire on June 27, 2011. The quoted market price of the common stock was $.15 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.15 per share and resulted in $255,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the nine months ended September 30, 2006.

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
Note 5: Shareholders’ deficit - continued

Stock awards granted to employees

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). In prior years, employee stock-based compensation awards were measured based on the intrinsic value method. As a result of the change in accounting policy, the Company recorded $20,188 as stock-based compensation on employee options that vested during the nine months ended September 30, 2006.

On January 31, 2006, the Company granted two officers options to purchase 3,500,000 shares of the Company’s common stock. The options carry an exercise price of $.08 per share and vest on the date of grant. 500,000 options expire on January 31, 2009 and the remaining 3,000,000 options expire on January 31, 2011. The quoted market price of the common stock was $.06 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options ranged between $.028 and $.037 per share and resulted in $125,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the nine months ended September 30, 2006.

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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.47% - 5.19%
Dividend yield	0.00%
Volatility factor	80.050%
Weighted average expected life	1 to 5 years

Had the compensation expense in prior periods been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

Nine Months Ended	Nine Months Ended
	September 30,
	2006	2005
Net loss, as reported	$(2,173,598)	$(3,069,277)

Stock-based employee compensation, as reported	$-	$34,300

Stock-based employee compensation, fair value	$-	$96,684

Pro forma net loss	$(2,173,598)	$(3,131,661)

Basic and diluted net loss per common
share, as reported	$(0.04)	$(0.08)

Pro forma basic and diluted net loss
per common share	$(0.04)	$(0.09)

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

The quoted market price of the common stock was $.14 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.094 per share and will result in $470,000 of stock-based compensation if the above milestones are achieved.

The following schedule summarizes the changes in the Company’s stock awards:

				Weighted	Weighted
				Average	Average
			Exercise	Exercise	Remaining
	Awards Outstanding		Price	Price	Contractual
	Total	Exercisable	Per Share	Per Share	Life
Balance at January 1, 2006	1,315,000	1,158,750	$.01 to $1.10	$0.53	1.39 years

Awards granted	23,972,220	12,857,637	$.0001 to $.14	$0.09	3.00 year
Awards exercised	-	-	-	$-	N/A
Awards cancelled/expired	(115,000)	(115,000)	$1.10	$1.10	N/A

Balance at September 30, 2006	25,172,220	13,901,387	$.0001 to $.66	$0.11	2.91 years

Note 6: Litigation

Stipulation for Judgment

On January 16, 2006, Edward Nichols, a former employee, filed suit in Boulder County, Colorado against the Company and its Board of Directors claiming default on a note he holds with the company for $100,000 for purported past services while with Secure Logistix Corporation. Also included in the suit were demands for past wages and expenses while employed by the Company.

On September 25, 2006, a Stipulation for Judgment was entered into among the Company and Mr. Nichols. Mr. Nichols was awarded a judgment in the principal amount of $49,416, a statutory penalty of $24,708 and attorney fees of $9,170 for a total judgment of $83,294 on the wage claim cause of action. The Company agreed to pay Mr. Nichols $49,416 in quarterly installments of $12,354 on September 29, 2006, December 29, 2006, March 29, 2007 and June 29, 2007. The Company also agreed to deliver 250,000 shares of Manakoa’s common stock to Mr. Nichols. The Company made the initial payment under the judgment prior to September 29, 2006 and issued the 250,000 shares subsequent to September 30, 2006.

In return for the payment of $49,416 and the delivery of the 250,000 shares of Manakoa’s common stock, Mr. Nichols agreed that execution shall be stayed on the wage claim judgment. If the Company makes all payments in a timely manner, the judgment of $83,294 shall be vacated. The balance owed on the judgment as of September 30, 2006, totaling $70,940, is included in the accompanying condensed financial statements as Judgment payable.

Note 6: Litigation - continued

Mr. Nichols shall be entitled to a judgment on the promissory note cause of action in the amount of $100,000 plus interest, and agrees that execution of the aforementioned note shall be stayed until June 30, 2008, should the Company be successful in its arbitration case, on or before June 30, 2008, if the company is successful in obtaining a judgment against ex-CEO and director Robert Williams and others represented as consultants, employees and founders of Secure Logistix (see below). The $100,000 principal balance owed as of September 30, 2006 is included in the accompanying condensed financial statements as part of Notes payable, other. The balance owed for accrued interest as of September 30, 2006, totaling $22,797, is included in the accompanying condensed financial statements as Accrued interest payable, other.

Notice of Intent to Arbitrate

On or about November 1, 2006, the Company filed a Notice of Intent to Arbitrate naming ex-CEO Robert Williams, ex-VP Software Development Tony Noblett, ex-VP Platform Architecture Mark Walla, ex-VP Business Development Edward Nichols, and former employees and consultants Ellen Gardner and Jeremiah Beckett. All parties listed are third party beneficiaries, receiving benefits from the Stock Purchase Agreement between Manakoa, Secure Logistix, and Williams.

Manakoa intends to arbitrate full restoration of the parties, including those named third party beneficiaries, to their original position prior to entry of the Stock Purchase Agreement, including restoration of all assets and return of all issued and outstanding stock of Manakoa from all parties to the contract, including the named third party beneficiaries, as well as cancellation of the notes to all parties to the contract, including the named third party beneficiaries. Manakoa further intends to arbitrate all claims of material breach and material misrepresentation and the damages related therefrom by Mr. Williams and Secure Logistix to Manakoa. Manakoa further intends to arbitrate all issues of self-dealing, fraud, tortuous interference with business expectancy by virtue of the conduct by Mr. Williams, individually, as a shareholder of Manakoa and a shareholder and director of Secure Logistix.

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

The general and administrative costs are comprised of professional services (legal: corporate, SEC and patent; accounting, filing fees, registration fees, etc.), marketing expenses associated to product launches, payroll, payroll taxes, employee benefits, travel & expenses, corporate office rent, interest payments, etc. These costs are consistent with the evolution of the company and should not be stringently compared to same quarter of 2005; which was the company's early start-up phase.

Manakoa remains cautiously optimistic about the viability of Company. Despite gains in product and marketing efforts, the Company remains under capitalized. There remain other risks that are defined elsewhere in the company's 12/31/05 10K-SB disclosure statement.

OFF-BALANCE SHEET ARRANGEMENTS

The Company generated modest revenue during the period covered by this Report. Net Losses for the quarter ending September 30, 2006 of $617,228 were primarily attributable to costs related to the acquisition, general & administrative costs, and costs related to research, design and product development. At September 30, 2006, the company had total assets of $266,630 and total current liabilities of $3,699,689. The Company had $3,845 in cash at September 30, 2006 and no off-balance sheet arrangements to report.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Expected significant changes in the number of employees

The Company had 4 full-time employees, 6 consultants and 6 contract employees at the end of the 3rd quarter. Our employees are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On January 16, 2006, Edward Nichols, a former employee, filed suit in Boulder County, Colorado against the Company and its Board of Directors claiming default on a note he holds with the company for $100,000 for purported past services while with Secure Logistix Corporation. Also included in the suit were demands for past wages and expenses while employed by the Company.

On September 25, 2006, a Stipulation for Judgment was entered into among the Company and Mr. Nichols. Mr. Nichols was awarded a judgment in the principal amount of $49,416, a statutory penalty of $24,708 and attorney fees of $9,170 for a total judgment of $83,294 on the wage claim cause of action. The Company agreed to pay Mr. Nichols $49,416 in quarterly installments of $12,354 on September 29, 2006, December 29, 2006, March 29, 2007 and June 29, 2007. The Company also agreed to deliver 250,000 shares of Manakoa’s common stock to Mr. Nichols. The Company made the initial payment under the judgment prior to September 29, 2006 and issued the 250,000 shares subsequent to September 30, 2006.

In return for the payment of $49,416 and the delivery of the 250,000 shares of Manakoa’s common stock, Mr. Nichols agreed that execution shall be stayed on the wage claim judgment. If the Company makes all payments in a timely manner, the judgment of $83,294 shall be vacated. The balance owed on the judgment as of September 30, 2006, totaling $70,940, is included in the accompanying condensed financial statements as Judgment payable.

Mr. Nichols shall be entitled to a judgment on the promissory note cause of action in the amount of $100,000 plus interest, and agrees that execution of the aforementioned note shall be stayed until June 30, 2008, should the Company be successful in its arbitration case, on or before June 30, 2008, if the company is successful in obtaining a judgment against ex-CEO and director Robert Williams and others represented as consultants, employees and founders of Secure Logistix (see below). The $100,000 principal balance owed as of September 30, 2006 is included in the accompanying condensed financial statements as part of Notes payable, other. The balance owed for accrued interest as of September 30, 2006, totaling $22,797, is included in the accompanying condensed financial statements as Accrued interest payable, other.

On May 5, 2006, the Company received from former employee Jon Foucault a demand letter regarding a demand promissory note dated December 30, 2004, in the original amount of $25,000 due him by the Company.

On or about November 1, 2006, the Company filed a Notice of Intent to Arbitrate naming ex-CEO Robert Williams, ex-VP Software Development Tony Noblett, ex-VP Platform Architecture Mark Walla, ex-VP Business Development Edward Nichols, and former employees and consultants Ellen Gardner and Jeremiah Beckett. All parties listed are third party beneficiaries, receiving benefits from the Stock Purchase Agreement between Manakoa, Secure Logistix, and Williams.

Manakoa intends to arbitrate full restoration of the parties, including those named third party beneficiaries, to their original position prior to entry of the Stock Purchase Agreement, including restoration of all assets and return of all issued and outstanding stock of Manakoa from all parties to the contract, including the named third party beneficiaries, as well as cancellation of the notes to all parties to the contract, including the named third party beneficiaries. Manakoa further intends to arbitrate all claims of material breach and material misrepresentation and the damages related therefrom by Mr. Williams and Secure Logistix to Manakoa. Manakoa further intends to arbitrate all issues of self-dealing, fraud, tortuous interference with business expectancy by virtue of the conduct by Mr. Williams, individually, as a shareholder of Manakoa and a shareholder and director of Secure Logistix.

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

    (b) Reports on form 8-K

(1) Incorporated by reference, Form 8-K filed with the Commission on July 27, 2006.

(2) Incorporated by reference, Form 8-K filed with the Commission on July 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation

Date: November 10, 2006	By:	/s/ James C, Katzaroff
James C, Katzaroff
Title: Chief Executive Officer