Form 10QSB/A
period 2006-09-30
MANAKOA SERVICES CORP
filed 2006-11-17
CIK 1091967

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
First Amended

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

 At the end of the quarter ending September 30, 2006, there were 59,895,854 issued and outstanding shares of the registrant's common stock.

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
annual interest rate (In Default	$250,000
Note payable to an individual issued on November 15, 2004,
payable on demand after February 15, 2005, 15% annual
interest rate, unsecured (Payment demanded and in Default)	150,000
Note payable to an individual issued on December 3, 2004,
payable on demand after June 30, 2005, 15% annual
interest rate, unsecured	300,000
Note payable to an individual issued on August 15, 2006,
matured on September 1n 2006, 18% annual interest rate,
unsecured (In Default)	10,000
Note payable to an individual issued on August 15, 2006,
matured on September 1n 2006, 18% annual interest rate,
unsecured (In Default)	10,000
Note payable to an individual issued on April 13, 2005,
payable on demand after June 30, 2005, 10% annual
interest rate, unsecured	100,000
Note payable to an individual issued on December 30, 2004,
payable on demand after June 30, 2005, 15% annual
interest rate, unsecured (Payment demanded and in Default)	25,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured
(Payment demanded and in Default)	100,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured	135,000
Note payable to an individual issued on November 25, 2003,
payable on demand, 8% annual interest rate, unsecured	265,000
Loan payable to an institution issued on August 4, 2006,
payable on demand, no interest rate, unsecured.	11,500

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

Manakoa Services Corporation

Date: November 16, 2006	By:	/s/ James C, Katzaroff
James C, Katzaroff
Title: Chief Executive Officer