Form 10KSB
period 2006-12-31
MANAKOA SERVICES CORP
filed 2007-04-17
CIK 1091967

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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
Common Stock, $0.001 Par Value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The Issuer's revenues for its year ended December 31, 2006 were $ 7,909.00.

As of April 11, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $ 1,743,000 based upon the closing price per share as reported on the NASDAQ Bulletin Board Market of $0.07

There were 59,145,854 outstanding shares of the issuer's Common Stock on December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Statements contained in this report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Item 1 - Business, Item 5 - Market for Common Equity and Related Stockholder Matters, and Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations, which can be identified by the use of forward-looking terminology such as believes, expects, plans, estimates, predicts, potential, continue, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

MANAKOA SERVICES CORPORATION

FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Manakoa set ought to develop a suite of products to meet the vertical security and risk management requirements of organizations complying with regulations stemming from the Gramm Leach Bliley Act (GLBA), Health Insurance Portability Accountability Act (HIPAA), Sarbanes Oxley Act, USA Patriot Act, and Federal Informational Security Management Act (FISMA). The Company anticipated expanding its support to other U.S. regulations plus international regulatory requirements emerging in Europe. This development effort was unsuccessful and the Company then proceeded to look for other business opportunities.

In the SEC Form 8-K dated November 15, 2005, the Company issued a press release to announce that it had reached a partner agreement with Secure Venture Technologies (S.V.T.) of Berthoud, CO. S.V.T. agreed to serve as its ongoing agent to provide sales, software development and product support for the Manakoa KnowledgeBase(TM) regulatory compliance research engine and System Controls MP (SCMP) product lines.

The company spent the first half of 2006 transitioning out of the enterprise risk management solutions and regulatory compliance market, while investigating opportunities to accelerate near-term growth by acquiring or partnering with companies which are synergistic with its desired business model. The company researched evolving trends and key market success factors and identified several markets that share substantial synergies with its desired business model to enhance both near- and long-term growth prospects.

The balance of this Form 10-KSB filing describes the business of Manakoa Services Corporation ("Manakoa", the "Company" or "we"). Manakoa was a development stage company throughout the 2006 calendar year

Overview

Manakoa Services Corporation (www.Manakoa.com) is a technology supplier focusing on solutions that require the most secure asset tracking, and authentication systems for industry leaders and government agencies. Manakoa plans on sourcing, engineering and integrating these solutions for each customer in a collaborative, business-to-business environment, ensuring each set of exacting individual requirements are met.

Manakoa will develop technologies and intellectual property for a discrete set of strategic business segments within four targeted industries: Petrochemical, Agriculture, Healthcare, and National Security. The Company plans to grow by the advancement of existing and future technologies, using licenses, sublicenses, acquisitions, and other instruments of ventures, with very modest organic growth utilizing outsourcing to meet the needs of each of the four segments’ Product Managers. The Product Managers will develop Business-to-Business relationships with Channel Partners who are the market leaders, to ensure Manakoa’s technology investments are market requirements driven. The four principal Channel Partners will serve as the main integrators of Manakoa’s technology, where they actually formulate and deliver the product/solution to their customers. The Company will accelerate its enterprise value with novel intellectual property assets and equity building from its own generation of patents, as well as its participation in strategic licenses from technology suppliers, such as the National Laboratories.

Principle Markets

Manakoa will focus on filling security-related technology gaps that protect key industries such as the Petrochemical, Agriculture, Healthcare, and National Security sectors. These industry segments all share a common requirement; the need to track people, places and products. For the past decade, industry has made great strides using Radio Frequency Identification (RFID) to track, trace, and in some cases, authenticate objects. More recently, attempts to use Deoxyribonucleic Acid (DNA) as the ultimate forensic authentication technology for track and trace applications has met with more limited success. The initial DNA solutions were technically effective; however, implementation proved inefficient logistically and cost prohibitive to reliably implement. Although the global commerce infrastructure has accepted RFID as a viable standard method of track and trace, it too has considerable limitations. Manakoa believes that its early business success will be based upon developing and owning the technology space that finally integrates the best of both--a fully integrated and proprietary, forensic Molecular/RFID asset management system~~.~~

Competitive Situation

Considerable competition exists with RFID-based track and trace solutions. Embodiments of RFID range from layered electronics, chips, microprocessors, etc., at the high end, to printed tags at the lower end of the price spectrum. RFID signatures are comprised of digital communication protocol between the tag itself, and a handheld reader. Counterfeiting, corrupting and mimicking RFID signals are already creating disruption in the global supply chain. Manakoa will be using the only RFID whose signal is analog, which is far more difficult to mimic or corrupt. Manakoa believes it will be the first to market with an RFID system that contains encrypted molecules that can forensically authenticate the RFID tag, and the tagged item, as well as the container factory seal, which greatly adds to savings in product originality concerns.

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

We will compete with a substantial number of other companies, many of which have larger technical staffs, established market shares and greater financial and operational resources than we do. These greater resources permit our competitors to implement extensive advertising and promotional programs, which we have not been, and may never be, able to meet. As these competitors enter the field, our market share may fail to increase or may decrease despite our efforts to continue to produce superior products. The risk management and regulatory compliance industry is characterized by rapidly evolving technology and potentially intense competition. We will be at a disadvantage with respect to many other companies. There is no assurance that we will be able to compete successfully. There is no assurance that our competitors will not succeed in developing products or competing technologies that are more effective or more effectively marketed than products marketed by us, or that render our technology obsolete. Earlier entrants into a market often obtain and maintain significant market share relative to later entrants. We believe that an increasing number of products in the market and the desire of other companies to obtain market share will result in increased price competition. Price reductions by us in response to competitive pressure could have a material, adverse effect our business, financial condition, and results of operations.

If our competition misappropriates our proprietary know-how and trade secrets, we will have greater difficulty in competing with them for business.

Our chances of success will depend in part on our ability to preserve and protect our trade secrets and any proprietary technology, and to operate without infringing upon the patents or proprietary rights of third parties in both the United States and other countries. At this time we have no pending patents. We currently seek to protect our proprietary technology through copyrights and agreements with employees and others requiring that such information be kept confidential and that software code is not reverse engineered. There can be no assurance that such protection will be sufficient or that copyright claims will not be challenged. We may have to sue to defend our intellectual property, to prosecute infringers, or to defend ourselves from infringement claims by others. Intellectual property litigation is expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small company such as we are. There is no assurance that we will have sufficient resources to successfully prosecute our interests in any patent-related litigation that may be brought.

If we are found to have infringed on patents or copyrights held by others, our business would suffer.

The possibility exists that we could be found to be infringing on patents or copyrights held by others. We are not aware of any disputes with respect to any of our intellectual property at this time. The possibility exists, however, that either the company or its subsidiaries could be found to infringe on patents, service marks, trade marks or copyrights held by others. The use of trademarks, service marks, trade names, slogans, phrases and other expressions in the course of our business or the business of our subsidiaries may be the subject of dispute and possible litigation.

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

Patents, Licenses, Trademarks, etc.

The Company has engaged counsel for the purpose of securing patents, copyrights, and trademarks. The Company has the following patents and trademarks:

Intellectual Assets
Project Name	Description	Licenses, US Patent Serial #
Molecular Trademark	Super-Adjacent Thin-Film Substrate “SATISF-ID”	Application Filed
Manakoa US Utility Patent	Method to couple molecular tags to thin-film RFID Substrates	Application Pending
LANL University of California License, (Exclusive, World-wide)	Identification coding systems for modulated reflection systems	7,095,311
	Long-range, full-duplex, modulated-reflective cell phone for voice/data transmission	6,434,372

Number of Employees - Part and Full Time.

The Company had 4 full-time employees and 3 consultants at year-end 2006. Our employees are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

ITEM 2 DESCRIPTION OF PROPERTY

Our Company's headquarters are located in Kennewick, WA. The following table sets forth certain information regarding the principal properties used by Manakoa Services, all of which are leased:

LOCATION	FUNCTION	LEASE TERM BEGINNING AND END (MM/DD/YR)	SQUARE FOOTAGE	COST PER MO.
Kennewick, WA	Company Headquarters (1)	month-to-month	2,500	$5,000 (2)

(1)	The Company's headquarters is shared with one of its shareholders, Apogee Biometrics, Inc., in Kennewick, Washington.
(2)	The lease began at $1,500 for the first 6 months and is now $5,000 per month for one-year with two one-year extensions

We believe the facilities we occupy are well maintained and in good operating condition. The company closed its engineering facilities in Boulder, Colorado November, 2005.

ITEM 9 - LEGAL PROCEEDINGS

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

In return for the payment of $49,416 and the delivery of the 250,000 shares of Manakoa’s common stock, Mr. Nichols agreed that execution shall be stayed on the wage claim judgment. If the Company makes all payments in a timely manner, the judgment of $83,294 shall be vacated. The balance owed on the judgment as of December 31, 2006, totaling $24,708, is included in the accompanying financial statements as Judgment payable.

Mr. Nichols shall be entitled to a judgment on the promissory note cause of action in the amount of $100,000 plus interest, and agrees that execution of the aforementioned note shall be stayed until June 30, 2008, should the Company be successful in its arbitration case, on or before June 30, 2008, if the company is successful in obtaining a judgment against ex-CEO and director Robert Williams and others represented as consultants, employees and founders of Secure Logistix (see below). The $100,000 principal balance owed as of December 31, 2006 is included in the accompanying financial statements as part of Notes payable, other. The balance owed for accrued interest as of December 31, 2006, totaling $24,773, is included in the accompanying financial statements as Accrued interest payable, other.

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

Manakoa intends to arbitrate full restoration of the parties, including those named third party beneficiaries, to their original position prior to entry of the Stock Purchase Agreement, including restoration of all assets and return of all issued and outstanding stock of Manakoa from all parties to the contract, including the named third party beneficiaries, as well as cancellation of the notes to all parties to the contract, including the named third party beneficiaries. Manakoa further intends to arbitrate all claims of material breach and material misrepresentation and the damages related there from by Mr. Williams and Secure Logistix to Manakoa. Manakoa further intends to arbitrate all issues of self-dealing, fraud, tortious interference with business expectancy by virtue of the conduct by Mr. Williams, individually, as a shareholder, past CEO, and director of Manakoa and a shareholder and director of Secure Logistix.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the year ended December 31, 2006.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

FISCAL PERIOD	FISCAL 2004		FISCAL 2005		FISCAL 2006
	HIGH	LOW	HIGH	LOW	HIGH	LOW
First Fiscal Quarter	$1.50	$0.50	$1.15	$0.42	$0.09	$0.05
Second Fiscal Quarter	$1.00	$0.45	$0.65	$0.30	$0.18	$0.07
Third Fiscal Quarter	$1.00	$0.50	$0.40	$0.115	$0.18	$0.08
Fourth Fiscal Quarter	$2.00	$0.23	$0.18	$0.05	$0.13	$0.06

(Note) The source of this information is from quotation services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of December 31, 2006 there were 357 shareholders of record

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

The statements contained in the annual report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements.

The Company embarked upon an entirely new business enterprise apart from the original Electronic Identification, Inc. "EIDT" contact less smart ID card systems. Prior to the merger, EIDT had abandoned the smart ID card system business. The technology being developed by the old EIDT, on information and belief, was not well received by a market place where technologically superior solutions emerged. There are no plans to utilize the smart ID card system.

Manakoa Services Corporation was a privately held Washington state corporation prior to any merger activity. It was a consulting services start up without sales but with a focus on the financial sector. The merger between Manakoa-Washington and SLX occurred as a result of the value perceived by the principals of the two private companies. No financial impact analysis entered into the decision to merge. It was based solely on the belief of private owners that a merger was appropriate based on mutual interest and strategies. The reverse merger with EIDT occurred as the method to become a public company. The Board of Directors of EIDT did conduct an independent analysis and determined it was to the benefit of its stockholders to approve the action. The financial impact of that merger is documented in the pre and post merger financial statements on file with the SEC. (please refer to: www.sec.gov)

Manakoa Corporation acquired Secure Logistix Corporation (SLX) in November 2003. SLX was organized in October 2001 as a Colorado corporation in specific response to terrorist attacks. SLX, through its (as represented) employees and consultants (since found to be only Williams), developed contingency plans and models in conjunction with a number of governmental and private sector organizations.

The ‘team’ recognized that a number of government regulations and laws (Sarbanes Oxley Act, USA Patriot Act, etc.) would soon be driving organizations to take these issues seriously. Based upon these two findings, the Company made a strategic decision to shift from an emphasis on consulting services to a product driven organization dedicated to the development of an integrated solution that addresses basic risk management best practices and the resolution of related regulatory compliance. The next step was to validate the conceptual underpinning of a new product as an integrated software platform. This effort included (1) review of the precise impact of the regulations, (2) assessment of available software platforms that would permit rapid, repeatable, and scalable solutions, (3) potential customer assessment of interest in the conceptual product, and (4) exploration of channel relationships. The initial product offerings were not well received by a market place where technologically superior solutions emerged and it was easily determined that the management and development team behind this approach had failed.

On November 25, 2005, Manakoa Services Corporation issued a press release to announce its Board of Directors intent to re-assess the focus, financing and direction of the company. After extensive research and review and through a series of announcements the company forged its new strategic direction.

Manakoa Services Corporation (www.Manakoa.com) will develop technologies and intellectual property for secure asset tracking and authentication systems for a discrete set of strategic business segments within four targeted industries: Petrochemical, Agriculture, Healthcare, and National Security. The Company plans to grow by the advancement of existing and future technologies, using licenses, sublicenses, acquisitions, and other instruments of ventures, with very modest organic growth utilizing outsourcing to meet the needs of each of the four segments’ Product Managers. The Product Managers will develop Business-to-Business relationships with Channel Partners who are the market leaders, to ensure Manakoa’s technology investments are market requirements driven. The four principal Channel Partners will serve as the main integrators of Manakoa’s technology, where they actually formulate and deliver the product/solution to their customers. The Company will accelerate its enterprise value with novel intellectual property assets and equity building from its own generation of patents, as well as its participation in strategic licenses from technology suppliers, such as the National Laboratories.

The Company will be involved in research, design, product prototyping and initial sales throughout the 2007 calendar year.

Product Overview

A major part of the Company business will be in the development and collection of intellectual assets that relate to security markers, and their counterpart detection, measurement and reader system technologies. The Company’s business model will not only support their use but promotes the licensing of these technologies to industry leaders in the form of Manakoa Channel Partners, as described previously.

Market Opportunity

The tag & trace security-related market is rapidly expanding as evidenced by current industry pricing strategies, security markers, and tagging and track and trace solutions are fast becoming a commodity. The Company is sensitive to this pricing climate, and has developed an approach to market strategy it believes will capitalize on this reality. Rather than turning to technologies and solutions which will ultimately focus on cost pricing (NRE, manufacturing, marketing, distribution, etc.) the Company will concentrate on the value pricing model to be at the core of its revenue management and expectations. There will undoubtedly be exceptions to this rule, for unique high value/high risk circumstances—National Security for example---but for the purposes of developing financial projections, they will not be incorporated in its plan. The Company will use its size, efficiency and speed as an early asset for the Company, generating revenues from a variety of fee-based licensing, venture agreements, and not from the sale of any product produced by Manakoa. Fee agreements will, however be based upon unit sales and other metrics as defined by the parties, again, with the value and scope of the problem being solved.

The risks associated with failure to complete projects in a timely fashion are fairly typical and beyond the risk associated with internal schedule delays, changes in the timing, tone and specific requirements set forth by industry leaders may also have an impact. Finally, competition is also a real risk component. By failing to come to market in a timely fashion, others could enter and capture market share.

Need for Additional Financing

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

Dependence Upon Qualified Personnel and Executive Officers

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

Revenue Model

As a new product in an emerging market, The Company has conducted preliminary validation for pricing and plans to generate revenue from a variety of fee-based licensing, venture agreements, and not from the sale of any product produced by Manakoa Services Corporation. Fee agreements will, however be based upon unit sales and other metrics as defined by the parties, again, with the value and scope of the problem being solved.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and from November 21, 2001 (inception) through December 31, 2006	F-4

Consolidated Statement of Changes in Shareholders' Deficit for the period from November 21, 2001 (inception) through December 31, 2006	F-5 - F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and from November 21, 2001 (inception) through December 31, 2006	F-7 - F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Manakoa Services Corporation:

We have audited the consolidated balance sheet of Manakoa Services Corporation (a development stage enterprise) as of December 31, 2006, and the related consolidated statements of operations, changes in shareholder’s deficit, and cash flows, for the years ended December 31, 2006 and 2005, and from November 21, 2001 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manakoa Services Corporation as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and from November 21, 2001 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2006. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
April 13, 2007

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

December 31, 2006

Assets

Prepaid expenses:
Prepaid expenses, related party (Note 2)	$316
Prepaid expenses, other	2,637
Property and equipment, net of accumulated depreciation of $575 (Note 3)	816

$3,769

Liabilities and Shareholders' Deficit

Liabilities:
Bank overdraft	$11,940
Accounts payable, related party (Note 2)	81,634
Accounts payable, other	479,594
Judgement payable (Note 8)	24,708
Accrued payroll and payroll taxes	680,999
Notes payable:
Related parties (Note 2)	273,991
Other (Note 5)	1,421,500
Accrued interest payable:
Related party (Note 2)	53,982
Other (Note 5)	348,887
Indebtedness to related parties (Note 2)	340,111
Other accrued liabilities	12,105
Total liabilities	3,729,451

Shareholders' deficit (Notes 2, 5 and 6):
Preferred stock, $.001 par value; 25,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 200,000,000 shares authorized,
59,145,854 shares issued and outstanding	59,146
Additional paid-in capital	7,916,353
Common stock issued for prepaid services (Note 2)	(175,000)
Deficit accumulated during the development stage	(11,526,181)
Total shareholders’ deficit	(3,725,682)

$3,769

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Consolidated Statements of Operation

			November 21,
			2001
			(Inception)
	For the Years Ended		Through
	December 31,		December 31,
	2006	2005	2006
Service revenue	$7,909	$21,856	$119,390

Operating expenses:
Cost of services	440	—	84,215
Research and development	280	666,757	2,013,293
Loss on disposal of assets	—	26,664	26,664
Impairment of license rights (Note 8)	—	126,137	126,137
Rent and utilities, related party (Note 2)	—	70,629	194,593
General and administrative costs:
Salaries and payroll taxes	344,197	469,696	1,203,659
Professional fees	56,222	195,102	569,404
Consulting	24,301	306,520	669,669
Insurance	—	41,443	122,430
Stock-based compensation (Note 2,6)	1,421,967	540,427	4,540,486
Extinguishment of liabilities (Note 6)	5,578	—	5,578
Other	140,078	271,138	532,273

Total operating expenses	1,993,063	2,714,513	10,088,401

Loss from operations	(1,985,154)	(2,692,657)	(9,969,011)

Interest expense:
Debt issue costs (Note 5)	—	(517,500)	(1,035,000)
Related party (Note 2)	(23,348)	(15,300)	(53,148)
Other	(177,835)	(200,414)	(469,022)

Total interest expense	(201,183)	(733,214)	(1,557,170)

Loss before income taxes	(2,186,337)	(3,425,871)	(11,526,181)

Income tax provision (Note 4)	—	—	—

Net loss	$(2,186,337)	$(3,425,871)	$(11,526,181)

Basic and diluted loss per common share	$(0.04)	(0.09)

Weighted average common shares outstanding…	56,177,872	37,970,622

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Consolidated Statement of Charges in Shareholders' Deficit

					Common	Deficit
					Stock	Accumulated
			Common	Additional	Issued for	During the
	Common Stock		Stock	Paid-In	Prepaid	Development
	Shares	Par Value	Subscriptions	Capital	Services	Stage	Total

Balance, November 21, 2001 (inception)	—	$—	$—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—

Balance, December 31, 2001	—	—	—	—	—	—	—

January 1, 2002, stock sold to an officer (Note 2)	6,100,000	6,100	—	(6,000)	—	—	100
Management and administrative services
contributed by an officer (Note 2)	—	—	—	75,000	—	—	75,000
Net loss	—	—	—	—	—	(167,871)	(167,871)

Balance, December 31, 2002	6,100,000	6,100	—	69,000	—	(167,871)	(92,771)

November 24, 2003, stock issued to
acquire net liabilities of Manakoa
Services Corporation (Note 1)	12,200,000	12,200	(610)	(13,626)	—	—	(2,036)
November 25, 2003, following
recapitalization	18,300,000	18,300	(610)	55,374	—	(167,871)	(94,807)

December 2003, stock issued in exchange
for software development services (Note 6)	1,000,000	1,000	—	479,000	—	—	480,000
December 18, 2003, stock issued to
acquire net liabilities of Electronic Identification, Inc. (Note 1)	8,553,783	8,554	—	(409,769)	—	—	(401,215)
December 19, 2003, following
recapitalization	27,853,783	27,854	(610)	124,605	—	(167,871)	(16,022)
Net loss	—	—	—	—	—	(1,220,577)	(1,220,577)

Balance, December 31, 2003	27,853,783	27,854	(610)	124,605	—	(1,388,448)	(1,236,599)

Receipt of stock subscription	—	—	610	—	—	—	610
Common stock issued in exchange for services (Note 6)	2,433,000	2,433	—	1,312,567	—	—	1,315,000
July 2004, warrants granted as debt issue costs (Note 5)	—	—	—	1,035,000	—	—	1,035,000
September 2004, sale of common stock ($.50/share) (Note 6)	500,000	500	—	249,500	—	—	250,000
September 2004, common stock issued
to acquire Advanced Cyber Security, Inc. (Note 9)	1,900,000	1,900	—	179,837	—	—	181,737
September to December 2004, granted
common stock options (Note 6)	—	—	—	526,050	—	—	526,050
October 2004, common stock issued
to repay convertible debt (Note 5)	125,000	125	—	49,875	—	—	50,000
December 2004, common stock issued to
pay for shareholder obligations and services rendered (Note 2)	1,750,000	1,750	—	873,250	—	—	875,000
Cancellation of common shares	(50,270)	(50)	—	50	—	—	—
Net loss	—	—	—	—	—	(4,525,525)	(4,525,525)

Balance, December 31, 2004	34,511,513	34,512	—	4,350,734	—	(5,913,973)	(1,528,727)

Consolidated Statement of Charges in Shareholders' Deficit - continued

February 2005, common stock options exercised	150,000	150	—	1,350	—	—	1,500
February 2005, beneficial conversion
feature related to issuance of convertible
promissory notes (Note 5)	—	—	—	24,100	—	—	24,100
March 2005, common stock issued
in exchange for services (Note 6)	11,250	11	—	6,177	—	—	6,188
March 2005, common stock warrants exercised	125,000	125	—	7,375	—	—	7,500
March to June 2005, common stock issued
to repay convertible debt and related
accrued interest (Note 5)	2,456,230	2,456	—	1,155,483	—	—	1,157,939
May 2005, common stock options
exercised	50,000	50	—	450	—	—	500
June 2005, common stock warrants exercised	1,500,000	1,500	—	13,500	—	—	15,000
July 2005, common stock issued to
acquire Vigilant assets (Note 2)	5,365,854	5,366	—	523,634	—	—	529,000
July 2005, common stock issued
in exchange for services (Note 6)	95,000	95	—	30,305	—	—	30,400
Common stock options vested in 2005	—	—	—	60,881	—	—	60,881
Net loss	—	—	—	—	—	(3,425,871)	(3,425,871)

Balance, December 31, 2005	44,264,847	44,265	—	6,173,989	—	(9,339,844)	(3,121,590)

February 2006, common stock issued
in exchange for services	7,000,000	7,000	—	343,000	(100,000)	—	250,000
March 2006, sale of equity units	555,555	555	—	24,445	—	—	25,000
March 2006, common stock issued in
exchange for services	3,000,000	3,000	—	177,000	—	—	180,000
March 2006, common stock issued as
payment for debt service fees	3,000,000	3,000	—	207,000	—	—	210,000
April 2006, equity units issued to
officers and directors as payment
for debt, interest and services
for debt and interest (Note 2)	1,666,665	1,667	—	190,000	—	—	191,667
April 2006, loss on fair value of equity
units issued to officers and directors
(Note 2)	—	—	—	(196,666)	—	—	(196,666)
June 2006, common stock issued in
exchange for services	983,077	983	—	126,817	(127,800)	—	—
June 2006, cancellation of outstanding
common shares	(4,100,000)	(4,100)	—	4,100	—	—	—
July 2006, common stock issued in
exchange for services	1,000,000	1,000	—	159,000	—	—	160,000
August 2006, common stock issued in							—
exchange for services	1,217,500	1,218	—	111,158	—	—	112,376
September 2006, common stock issued
in exchange for services	308,210	308	—	34,093	—	—	34,401
October 2006, common stock issued in
exchange for services	250,000	250	—	27,250	—	—	27,500
Prepaid services expensed in 2006	—	—	—	—	52,800	—	52,800
Common stock options/warrants
vested in 2006	—	—	—	535,167	—	—	535,167
Net loss	—	—	—	—	—	(2,186,337)	(2,186,337)

Balance December 31, 2006	59,145,854	$59,146	$—	$7,916,353	$(175,000)	$(11,526,181)	$(3,725,682)

See accompanying notes to condensed consolidated financial statements

MANAKOA SERVICES CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

			November 21,
			2001
			(Inception)
	For the Years Ended		Through
	December 31,		December 31,
	2006	2005	2005
Cash flows from operating activities:
Net loss	$(2,186,337)	$(3,425,871)	$(11,526,181)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	279	5,197	29,255
Stock-based compensation - services (Note 2,6)	886,800	479,546	3,850,332
Stock-based compensation - options (Note 2,6)	535,167	60,881	1,122,098
Debt issue costs, net (Note 5)	—	517,500	1,035,000
Loss on disposal of assets	—	26,664	26,664
Loss on impairment of license rights (Note 8)	—	126,137	126,137
Services contributed by an officer	—	—	75,000
Changes in operating assets and liabilities:
Prepaid expenses	232,528	459,102	(2,953)
Bank overdraft	11,940	—	11,940
Accounts payable	53,612	441,790	926,047
Accrued liabilities	344,511	776,547	1,095,973
Net cash used in
operating activities	(121,500)	(532,507)	(3,230,688)

Cash flows from investing activities:
Property and equipment purchases	—	(8,579)	(33,701)
Cash acquired in EIDT merger	—	—	4,797
Net cash used in
investing activities	—	(8,579)	(28,904)

Cash flows from financing activities:
Proceeds from issuance of convertible debt (Note 1)	—	57,500	915,000
Principal payments on promissory note
owed to an officer (Note 1,2)	—	—	(15,000)
Proceeds from issuance of promissory notes (Note 2)	96,500	188,991	2,074,382
Proceeds from exercise of common stock awards	—	9,500	9,500
Proceeds from sale of common stock (Note 6)	25,000	—	275,710
Net cash provided by
financing activities	121,500	255,991	3,259,592

Net change in cash	—	(285,095)	—

Cash, beginning of period	—	285,095	—

Cash, end of period	$—	$—	$—

Consolidated Statements of Cash Flows - continued

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Common stock issued to acquire assets of
Vigilant Network Technologies, Inc. (Note 2)	$—	$529,000	$529,000
Common stock issued to repay debt and
related accrued interest (Note 6,8)	$215,278	$1,157,940	$1,373,218
Common stock issued to acquire Advanced
Cyber Security, Inc. (Note 2)	$—	$—	$181,737
Common stock issued to extinguish a
convertible promissory note (Note 6)	$—	$—	$50,000
Common stock issued for prepaid
consulting services (Note 6)	$—	$—	$(442,958)
Common stock issued in Manakoa/SLX
Stock Purchase Agreement (Note 1)	$—	$—	$(2,036)
Common stock issued in Manakoa/EIDT
Stock Purchase Agreement (Note 1)	$—	$—	$(401,215)

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

The Company is currently in a research and development phase, anticipating during 2007 to become a technology supplier focusing on solutions that require secure asset tracking and authentication systems for industry leaders and government agencies.

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

In addition to the above terms of the Stock Purchase Agreement, the Company granted 1,000,000 compensatory common stock options (see Note 8) and agreed to pay $500,000 to its(SLX) purported employees and contractors as payment for 2003 services. The $500,000 is currently due in the form of promissory notes within the accompanying consolidated financial statements (see Note 8).

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and has negative working capital and a net capital deficiency at December 31, 2006. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2006.

Principles of Consolidation

The consolidated financial statements included in this report include the accounts of Manakoa Services Corporation and its wholly owned subsidiaries, Cyber Security, Inc. and Vigilant Network Technologies, Inc., both of which do not have any operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Research and development costs totaled $280 and $666,757 for the years ended December 31, 2006 and 2005, respectively. The Company has not capitalized any software development costs as of December 31, 2006.

Impairment of Software Development Costs

The Company will review software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. These assets are assessed for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. The Company did not have any capitalized software development costs at December 31, 2006.

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

At December 31, 2006, there was no variance between basic and diluted loss per share as all potentially dilutive common shares outstanding (including 11,950,000 common stock options and 3,922,220 common stock warrants) were anti-dilutive.

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

Stock-based compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense in 2006 includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). 2006 stock compensation also includes expense for the share-based awards granted prior to January 1, 2006, but vested subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has not been reduced for estimated forfeitures because they are estimated to be negligible. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Prior to the adoption of SFAS 123(R), The Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. The Company does not expect the adoption of SFAS 155 to materially impact its financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The Company does not expect the adoption of SFAS 156 to materially impact its financial position or results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the affect of adopting this standard.

Note 2: Related party transactions

Indebtedness to related parties

At December 31, 2006, the Company owed an officer and a former director $81,634, respectively, for services performed on behalf of the Company. This balance is included in the accompanying consolidated financial statements as “Accounts payable, related parties”.

As of December 31, 2006, the Company owed its officers and employees a total of $340,111 for working capital advances and expenses paid on behalf of the Company. These liabilities are non-interest bearing and are due on demand. Management plans to settle these liabilities with cash or stock. The $340,111 is included in the accompanying consolidated financial statements as “Indebtedness to related parties”.

Promissory notes payable to related parties consist of the following at December 31, 2006:
Note payable to former CEO issued on November 23, 2003, matures March 31, 2006, 8% annual interest rate, unsecured (In Default) (see Note 8)	$185,000

Note payable to an officer issued on December 31, 2005, payable on demand after June 30, 2006, 10% annual interest rate, unsecured (In Default)	50,991

Note payable to an officer issued on December 31, 2005, payable on demand after June 30, 2006, 10% annual interest rate, unsecured (In Default)	38,000
$273,991

        Accrued interest payable on the above notes totaled $53,982 at December 31, 2006.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. (“ABI”), an affiliate under common control, in December 2003. Commencing January 1, 2004, the parties verbally agreed that the Company would make monthly rent payments of $5,000 on a month-to-month basis. In addition, the Company pays 50% of certain administrative expenses utilized by both parties. During the year ended December 31, 2005, the Company paid ABI for rent and administrative expenses totaling $70,629. During the year ended December 31, 2006, the Company incurred rent and administrative expenses which it paid directly to the landlord and utility companies totaling $62,399. As of December 31, 2006, the Company had prepaid ABI a total of $316 for rent and administrative expenses.

Common stock transactions

During July 2006, the Company issued 1,000,000 shares of its common stock to its president as a bonus under the terms of an employment agreement. The transaction was initially recorded at fair value and stock-based compensation of $140,000 was recorded. However, in February 2007 the president resigned and agreed to terminate the stock issuance. As a result, the stock was returned and cancelled by the Company and the related stock-based compensation was eliminated.

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

During the year ended December 31, 2006, the Company issued 8,000,000 shares of its common stock to three directors in exchange for director services. The transaction was recorded at fair value. Stock-based compensation expense of $430,000 has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2006.

During February 2006, the Company issued a total of 5,000,000 shares of its common stock to two directors in exchange for director services. The transaction was recorded at fair value. Stock-based compensation expense of $250,000 has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2006.

On January 1, 2002, the Company sold 6,100,000 shares of its $.001 par value common stock to the officer for $100.

Note 3: Property and Equipment

Property and equipment consisted of the following at December 31, 2006:

Computer equipment	$1,391
Less accumulated depreciation	(575)
$816

Depreciation expense totaled $279 and $5,197 for the years ended December 31, 2006 and 2005, respectively.

Note 4: Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	December 31,
	2006	2005
U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	3.06%	3.06%
Net operating loss for which no tax benefit
is currently available	-37.06%	-37.06%
Effective rate	0.00%	0.00%

At December 31, 2006, deferred taxes consisted of a net tax asset of $4,231,105, due to operating loss carryforwards of approximately $11,357,038, which was fully allowed for in the valuation allowance of $4,231,105. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended December 31, 2006 and 2005 were $809,693 and $1,269,484, respectively. The change in the valuation allowance for the years ended December 31, 2006 and 2005 were also $809,693 and $1,269,484, respectively. Net operating loss carryforwards will expire through 2026.

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

Note 5: Notes payable

The Company’s promissory notes payable consist of the following at December 31, 2006:

Note payable to an individual issued on June 30, 2004, matured June 30, 2005, convertible to the Company's common stock at a rate of $.50 per share, 15% annual interest rate (In Default	$ 250,000

Note payable to an individual issued on November 15, 2004, payable on demand after February 15, 2005, 15% annual interest rate, unsecured (Payment demanded and in Default)	150,000

Note payable to an individual issued on December 3, 2004, payable on demand after June 30, 2005, 15% annual interest rate, unsecured	300,000

Note payable to an individual issued on August 15, 2006, matured on September 1n 2006, 18% annual interest rate, unsecured (In Default)	10,000

Note payable to an individual issued on August 15, 2006, matured on September 1n 2006, 18% annual interest rate, unsecured (In Default)	10,000

Note payable to an individual issued on April 13, 2005, payable on demand after June 30, 2005, 10% annual interest rate, unsecured	100,000

Note payable to an individual issued on December 30, 2004, payable on demand after June 30, 2005, 15% annual interest rate, unsecured (Payment demanded and in Default)	25,000

Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured (Payment demanded and in Default)	100,000

Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured	135,000

Note payable to an individual issued on November 25, 2003, payable on demand, 8% annual interest rate, unsecured	265,000

Note payable to an individual issued on November 30, 2006, payable on demand, 10% annual interest rate, unsecured	65,000

Loan payable to an institution issued on August 4, 2006, payable on demand, no interest rate, unsecured.	11,500
$1,421,500
    Accrued interest payable on the above notes totaled $348,887 at December 31, 2006.

In June 2004, the Company issued to the $250,000 note holder, warrants to purchase 1,500,000 shares of common stock as a loan origination fee. The exercise price on the warrants was $.01 per share and the warrants were to expire on July 1, 2005. The warrants were issued below the quoted market price ($.70 per share) of the common stock on the grant date. Accordingly, the Company determined the fair value of the warrants in accordance with SFAS 123 and capitalized debt issue costs of $1,035,000 at July 1, 2004. The debt issue costs were amortized to interest expense over the term of the loan (one year). As of June 30, 2005, all $1,035,000 was amortized to interest expense. On June 30, 2005, the note holder exercised the warrants. Accrued interest expense on the promissory note was reduced by $15,000 as payment to exercise the warrants.

The fair value for the warrants granted with the loan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Dividend yield	0.00%
Volatility factor	785.38%
Weighted average expected life	5 years

Note 6: Shareholders’ deficit

Common stock

During the year ended December 31, 2006, the Company issued 3,923,077 shares of its common stock in exchange for consulting services to be performed through June 30, 2008. The transactions were recorded at fair value. Stock-based compensation expense of $205,000 has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2006. The remaining $175,000 is reported as a reduction of shareholders’ equity in the accompanying consolidated financial statements.

During the year ended December 31, 2006, the Company issued 390,000 shares of its common stock in exchange for consulting services. The transactions were recorded at fair value. Stock-based compensation expense of $41,800 has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 1,445,710 shares of its common stock as payment for $134,700 of accounts payable and accrued liabilities. The fair value of the common stock issued on the transaction dates was $140,278. As a result, the Company recognized $5,578 as a loss on the extinguishment of liabilities in the accompanying consolidated financial statements.

During March 2006, the Company sold 555,555 equity units for $25,000. Each unit contains one share of common stock and a warrant to purchase an additional share of common stock at a price of $.09 per share.

During March 2006, the Company issued 3,000,000 shares of its common stock to a debt holder in exchange for debt service fees. The transaction was recorded at fair value. Stock-based debt service costs of $210,000 have been recognized in the accompanying consolidated financial statements for the year ended December 31, 2006.

During July 2005, the Company issued 95,000 shares of its common stock in exchange for business consulting services. The transaction was recorded at fair value. Stock-based compensation expense of $30,400 has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2005.

During March 2005, the Company issued 11,250 shares of its common stock in exchange for business consulting services. The transaction was recorded at fair value. Stock-based compensation expense of $6,188 has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2005.

Stock awards granted to consultants

On August 31, 2006, the Company granted two sales consultants options to purchase a total of 1,000,000 shares of the Company’s common stock. The options carry an exercise price of $.09 per share and vest on the date of grant. The options expire on August 31,
2007. The quoted market price of the common stock was $.09 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.03 per share and resulted in $30,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the year ended December 31, 2006.

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

On June 27, 2006, the Company granted a financial advisor warrants to purchase 1,700,000 shares of the Company’s common stock. The options carry an exercise price of $.0001 per share and vest on the date of grant. The options expire on June 27, 2011. The quoted market price of the common stock was $.15 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options was $.15 per share and resulted in $255,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the year ended December 31, 2006.

Stock awards granted to employees

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). In prior years, employee stock-based compensation awards were measured based on the intrinsic value method. As a result of the change in accounting policy, the Company recorded $26,917 as stock-based compensation on employee options that vested during the year ended December 31, 2006.

On January 31, 2006, the Company granted two officers options to purchase 3,500,000 shares of the Company’s common stock. The options carry an exercise price of $.08 per share and vest on the date of grant. 500,000 options expire on January 31, 2009 and the remaining 3,000,000 options expire on January 31, 2011. The quoted market price of the common stock was $.06 per share on the grant date. The Company valued the options in accordance with SFAS 123R. The fair value of the options ranged between $.028 and $.037 per share and resulted in $125,000 that was recorded as stock-based compensation in the accompanying consolidated financial statements for the year ended December 31, 2006.

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

Had the compensation expense in prior periods been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	For The Years Ended
	December 31,
	2006	2005
Net loss, as reported	$(2,186,337)	$(3,425,871)

Stock-based employee compensation, as reported	$26,917	$34,300

Stock-based employee compensation, fair value	$26,917	$68,467

Pro forma net loss	$(2,186,337)	$(3,460,038)

Basic and diluted net loss per common
share, as reported.	$(0.04)	$(0.09)

Pro forma basic and diluted net loss
per common share	$(0.04)	$(0.09)

On June 14, 2006, the Company granted its newly appointed president options to purchase 5,000,000 shares of the Company’s common stock. The options carried an exercise price of $.14 per share and were to vest based on the achievement of milestones. However, in February 2007 the president resigned and agreed to terminate the stock options.

The following schedule summarizes the changes in the Company’s stock awards:

			Weighted	Weighted
	Awards Outstanding		Average	Average	Aggregate
	Number of	Exercise Price	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Per Share	Contractual Life	Value
Balance at January 1, 2005	6,058,000	$.01 to $1.10	$0.43
Awards granted	1,400,000	$.01 to $1.10	$1.00
Awards exercised	(1,825,000)	$.01 to $.06	$0.01
Awards cancelled/expired.	(4,318,000)	$.01 to $1.10	$0.77

Balance at December 31, 2005	1,315,000	$.01 to $1.10	$0.43

Awards granted	14,672,220	$.0001 to $.14	$0.10
Awards exercised	-	N/A	N/A
Awards cancelled/expired	(115,000)	$1.10	$1.10

Balance at December 31, 2006	15,872,220	$.0001 to $1.10	$0.13	2.85 years	$134,300

Awards exercisable at
December 31, 2006	9,872,220	$.0001 to $1.10	$0.12	2.40 years	$134,300

The weighted average grant date fair value for all awards granted in 2006 totaled $.06.

The following schedule summarizes the non-vested stock awards for the year ended December 31, 2006:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Grant Date
	Shares	Per Share	Fair Value
Balance at January 1, 2006	-	N/A	N/A
Awards granted	6,000,000	0.14	0.07
Awards exercised	-	N/A	N/A
Awards cancelled/expired	-	N/A	N/A

Balance at December 31, 2006	6,000,000	$ 0.14	$ 0.07

Note 7: License rights and impairment

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

Note 8: Litigation

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

On September 25, 2006, a Stipulation for Judgment was entered into among the Company and Mr. Nichols. Mr. Nichols was awarded a judgment in the principal amount of $49,416, a statutory penalty of $24,708 and attorney fees of $9,170 for a total judgment of $83,294 on the wage claim cause of action. The Company agreed to pay Mr. Nichols $49,416 in quarterly installments of $12,354 on September 29, 2006, December 29, 2006, March 29, 2007 and June 29, 2007. The Company also agreed to deliver 250,000 shares of Manakoa’s common stock to Mr. Nichols. The Company made the initial payment under the judgment prior to September 29, 2006 and issued the 250,000 shares in October 2006.

In return for the payment of $49,416 and the delivery of the 250,000 shares of Manakoa’s common stock, Mr. Nichols agreed that execution shall be stayed on the wage claim judgment. If the Company makes all payments in a timely manner, the judgment of $83,294 shall be vacated. The balance owed on the judgment as of December 31, 2006, totaling $24,708, is included in the accompanying financial statements as Judgment payable.

Mr. Nichols shall be entitled to a judgment on the promissory note cause of action in the amount of $100,000 plus interest, and agrees that execution of the aforementioned note shall be stayed until June 30, 2008, should the Company be successful in its arbitration case, on or before June 30, 2008, if the Company is successful in obtaining a judgment against former CEO and director Robert Williams and others represented as consultants, employees and founders of Secure Logistix (see below). The $100,000 principal balance owed as of December 31, 2006 is included in the accompanying financial statements as part of Notes payable, other. The balance owed for accrued interest as of December 31, 2006, totaling $24,773, is included in the accompanying financial statements as Accrued interest payable, other.

Notice of Intent to Arbitrate

On or about November 1, 2006, the Company filed a Notice of Intent to Arbitrate naming former CEO Robert Williams, former vice president of software development Tony Noblett, former vice president of platform architecture Mark Walla, former vice president of business development Edward Nichols, and former employees and consultants Ellen Gardner and Jeremiah Beckett. All parties listed are third party beneficiaries, receiving benefits from the Stock Purchase Agreement between Manakoa, Secure Logistix, and Mr. Williams.

Manakoa intends to arbitrate full restoration of the parties, including those named third party beneficiaries, to their original position prior to entry of the Stock Purchase Agreement, including restoration of all assets and return of all issued and outstanding stock of Manakoa from all parties to the contract, including the named third party beneficiaries, as well as cancellation of the notes to all parties to the contract, including the named third party beneficiaries, as well as financial restitution. Manakoa further intends to arbitrate all claims of material breach and material misrepresentation and the damages related therefrom by Mr. Williams and Secure Logistix to Manakoa. Manakoa further intends to arbitrate all issues of self-dealing, fraud, tortuous interference with business expectancy by virtue of the conduct by Mr. Williams, individually, as a shareholder of Manakoa, and past CEO of Manakoa, as well as a past director of Manakoa, and a shareholder and director of Secure Logistix, along with Messrs. Walla, Gardner and Noblett as co-conspirators.

An estimate of any possible gain or loss, or range of gain or loss, cannot be made at this time.

Note 9: Subsequent events

Three sales and marketing consultants were terminated in 2007, causing the expiration of 4,000,000 common stock options and the cancellation of 1,000,000 common shares.

On January 3, 2007, an officer was awarded 1,000,000 shares as a sign-on bonus.

On February 12, 2007, the Company issued two consultants 3,200,000 warrants at an exercise price of $.001 per share. The warrants were subsequently exercised; resulting in the issuance of 3,200,000 shares of the Company’s restricted common stock.

On January 8, 2007, the Company purchased from Utek Corporation (AMEX: UTK) a subsidiary, Infinite Identification Technologies, Inc. (“Infinite”), in exchange for 100,000 shares of the Company’s convertible preferred stock. Infinite holds a License Agreement from the Los Alamos National Laboratory, operated by Los Alamos National Security, LLC, for the U.S. Department of Energy. Under the terms of the agreement, the Company prepaid certain consulting fees totaling $50,000.

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

Name	Age	Position	Year first elected
Stuart Platt	73	Chairman of The Board	2003
James C. Katzaroff	50	CEO, Director	2003
Ken Hatch	71	Director	2004
Robert A. Papke	50	COO, Director and Secretary	2004

Executive Officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors. Directors of the Company are elected on an annual basis. All directors agreed to remain until the 2005 annual meeting.

Rear Admiral (ret) Stuart Platt--MS, MBA, Chairman of the Board

The author of THE ARMAMENT TIDE - REARMING AMERICA and LETTERS FROM THE FRONT LINES - IRAQ AND AFGHANISTAN, Stuart Platt was promoted early ahead of his peers; he went on to become a Rear Admiral and completed a distinguished 31 year military career as a highly decorated Vietnam veteran. He has followed his military success with an equally successful executive career in business, principally in the technology and defense sectors. Appointed by President Reagan as the Navy's first Competition Advocate General, he led an historic reform program to improve the way the Navy buys ships, aircraft, and weapon systems. He also served as deputy commander of the Naval Sea Systems Command, where he was responsible for acquiring Navy surface ships and submarines during the build-up of the 600 ship Navy. He was recently honored by being named to the Cold War Leadership Hall of Fame by the Submarine Force Library & Museum Association, and was a presidential appointee to the Board of Governors of the United States Merchant Marine Academy. Admiral Platt has a Master of Science from the William E. Simon Graduate School of Business at the University of Rochester, an MBA from the School of Business at the University of Michigan, and is a graduate of the Executive Program, Graduate School of Business at Stanford University.

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

Paul J. Reep, President & Chief Technology Officer

Mr. Reep has an excellent 15 year history with the Federal Laboratory System and the Department of Energy. He has extensive formal and technical management training through DOE’s operating contractors, EG&G, Bechtel Corp, and Lockheed Martin. Paul directed projects with DOD, NASA, USDA, Members of Congress and the Cabinet. As a DOE Program Director, Paul spearheaded a multi-agency technology transfer initiative between USDA and DOE, which is now well-known as the Bio-Energy Program. Prior to working with the DOE, Paul worked with Lockheed Aircraft and Rockwell International. Paul left the DOE system in 1996, to start his own sensor and instrument company, which was soon purchased by a public security company, where became President and Chief Operating Officer, securing purchasing contracts from the Justice Department and the Federal Aviation Administration, the Department of Defense, Department of Homeland Security, and other Federal and State agencies. Paul has numerous patents and awards for his management excellence, as well as several notable Committee appointments.

Robert A. Papke, C.O.O. and Director

Mr. Papke has served as Manakoa's VP and Corporate Secretary for several years. He has held senior management/executive positions with a number of companies and is currently President and board member of Apogee Biometrics, Inc. Prior to ABI, Mr. Papke was the Founder & CEO of IMGI, marketing & distribution company that licensed and leveraged existing brands into complimentary markets. Prior to IMGI, Mr. Papke served as President/CEO of PhotoTrust, a professional B2B enterprise solutions company. Mr. Papke has also served as General Manager- Professional Services Business Unit for Intel Corporation. Mr. Papke holds a Bachelor's Degree in Business Administration from the University of Southern California.

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

Conflicts of Interest Related to Other Business Activities

James C. Katzaroff, Chief Executive Officer, is also Chairman and CEO of Apogee Biometrics, a shareholder that currently owns approximately 1,441,476 shares or 2.4% of Manakoa Services Corporation. The company rents space from Apogee Biometrics, Inc. for $5,000 per month. Robert Papke is President of Apogee Biometrics, Inc.

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

		ANNUAL COMPENSATION		LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	AWARDS	PAYOUTS	ALL OTHER COMPENSATION
					RESTRICTED STOCK AWARDS($)	SECURITIES UNDERLYING OPTIONS/SARS (#)*	PAYOUTS **	LTIP($)
James C Katzaroff None Chief Executive Officer	2006	144,000 (1)	None	None	None	None	None	None
Robert A. Papke, None Chief Operating Officer	2006	108,000 (2)	None	None	None	None	None	None
Debra S. Kasparek Chief Financial Officer None	2006	40,000 (3)	None	None	None	None	None	None
Chris O. Outwater None Former President	2006	14,943 (4)	None	None	None	None	None	None
Paul Reep None President	2006	9,350 (5)	None	None	None	None	None	None

(1) James C. Katzaroff received $62,397 in salary for 2005, and deferred $34,526 for 2005 and $144,000 for 2006, which is carried as an account payable.
(2) Robert A. Papke received $16,470 in salary for 2005, and deferred $52,068 for 2005 and $108,000 for 2006, which is carried as an account payable.
(3) Debra S. Kasparek received $9,038 in salary for 2005, and deferred $7,740 for 2005 and $40,000 for 2006, which is carried as an account payable
(4) Chris O. Outwater received $14,943 in salary for 2006, and deferred $17,869, which is carried as an account payable.
(5) Paul Reep received $9,350 in salary for 2006, and $2,427 as advanced salary for 2007.

Compensation of Outside Directors.

Any compensation received by our officers, directors, and management personnel, will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Board of Directors Committees

Pursuant to Company by-laws the company has two committees: an Audit and Compensation Committees. The Audit Committee is chaired by Admiral Stuart Platt. The Compensation Committee is chaired by Ken Hatch. Each committee member's term on the respective committees shall run co-terminously with their term as director, unless terminated by the Board of Directors prior to said natural expiration of said term or terminated due to said Director's resignation from the Board of Directors.

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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of December 31, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group.

Title Class	Name of Beneficial Owner of Group	Nature of Beneficial Ownership	Amount	Percent of Class
Common	James C. Katzaroff	CEO/Director	11,225,416	19%*1,2
Common	Utek Corporation	Investor	8,082,064	13.7%*5,6
Common	Robert A. Papke	President/Director	3,252,778	5.5%*5,6
Common	Dr. G. Robert Williams	Founder	6,103,000	10.3%*8
Common	Admiral Stuart Platt	Director	3,352,808	5.7%*3
Common	Kenneth L. Hatch	Director	3,300,000	5.6%*4
Common	Kenin M. Spivak	Investor	3,000,000	5.1%
Common	Debra S. Kasparek	CFO	838,888	1.4%*7
Common	Common All Directors and Executive Officers As a Group (5 in number)		26,976,055	45.7%

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James  C.  Katzaroff, Chief Executive Officer, directly owns an approximate 15% interest in Apogee Biometrics, Inc.

*1   James C. Katzaroff, President of Manakoa, directly owns 7,580,972 common shares of Manakoa and 3,000,000 options and 644,444 warrants.
*2   James C.  Katzaroff is Chairman and CEO of Apogee Biometrics, Inc., and indirectly owns 1,441,476 shares.
*3   Admiral Stuart Platt owns 3,152,808 common shares and 200,000 options.
*4   Kenneth L. Hatch owns 3,000,000 common shares and 300,000 options.
*5   Robert A. Papke owns 2,288,889 common shares and 675,000 options and 288,889 warrants.
*6   Robert A. Papke is President of Apogee Biometrics, Inc., and indirectly owns 1,441,476 shares.
*7 Debra Kasparek owns 44,444 common shares and 750,000 options and 44,444 warrants.
*8 Dr. G Robert Williams owns 6,103,000 common shares. (see Note 8, litigation)

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

*Filed herewith

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cordovano and Honeck, P.C., Denver, Colorado served as independent auditors of the Company for the year ended December 31, 2006.

The Company's board of directors pre-approves all services performed by the Company's principal auditor.

	2006	2005
Audit Fees	$24,590.00	$20,893.75
Tax Fees	0.00	0.00
	$24,590.00	$20,893.75

The Audit fees for the years ended December 31, 2006 and 2005 were for professional services rendered for the audit of the annual consolidated financial statements and review of the financial statements included in the of the Company's form 10KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Manakoa Services Corporation

Date: April 13, 2007	By:	/s/ James C. Katzaroff
James C. Katzaroff
C.E.O.